Form 10QSB
period 2006-12-31
GLOBAL SUNRISE, Inc.
filed 2007-02-26
CIK 1373467

                                                   United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q SB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31 2006

[ ] TRANSITION REPORT UNDER SECTION  13 OR 15 (d) OF THE

EXCHANGE ACT

Commission file Number 000-52272

ZULU ENERGY CORP.

Exact name of small business issuer as specified in its charter

Colorado                                                                                              20-3437301

(State or other jurisdiction of                                       I.R.S. Employer

incorporation or organization)                         Identification Number

1066 West Hastings Street, Suite 2610, Vancouver, BC v6e 3x2

(Address of principal executive office)

(604) 602-1717

Issuer's telephone number

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the registrant filed all documents and reports required

To be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of

Securities under a plan confirmed by a court.  Yes ____  No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's common equity as of the last practicable date: 8,150,000 shares

Transitional Small Business Disclosure Format (check one)  Yes ___  No    X

Item 1.

ZULU ENERGY CORP.

(Formerly Global Sunrise, Inc.)

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

December 31, 2006

 (Prepared by Management)

ZULU ENERY CORP.

(AN EXPLORATION STAGE ENTERPRISE)

BALANCE SHEETS

AS AT DECEMBER 31, 2006

ASSETS
	December 31,	June 30,
	2006	2006

Cash	$ 16,238	$ 35,940

Total Assets	$ 16,238	$ 35,940

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	-	15,000
Total Current Liabilities	-	15,000

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 10,000,000, none issued	-	-
Common stock, $.001 par value; 100,000,000 shares authorized
5,200,000 shares issued and outstanding at both
December 31, 2006 and June 30, 2006	5,200	5,200
Additional paid in capital	33,300	33,300
Deficit accumulated during the exploration stage	(22,262)	(17,560)

Total Stockholders' Equity (Deficit)	16,238	20,940

Total Liabilities and Stockholders' Equity (Deficit)	$ 16,238	$ 35,940

SEE ATTACHED NOTES

ZULU ENERGY CORP.

(AN EXPLORATION STAGE ENTERPRISE)

STATEMENT OF OPERATIONS

FOR THE THREE MONTH INTERIM PERIOD ENDED DECEMBER 31, 2006

AND FOR THE PERIOD MAY 6, 2005 (INCEPTION)

THROUGH DECEMBER 31, 2006

	For the six	For the six	From May 6 2005	From May 6, 2005
	months ended	months ended	(Date of inception	(Date of inception
	December 31,	December 31,	of exploration stage)	of exploration stage)
	2006	2005	to June 30, 2006	to December 31, 2006

Revenue:	$ -	$ -	$ -	$ -
Total Revenue	-	-	-	-

Operating Expenses:
Mineral exploration costs	-	15,500	15,500	15,500
General & administrative	4,702	1,036	2,060	2,060
Total Operating Expenses	4,702	16,536	17,560	17,560

NET LOSS	$ (4,702)	$ (16,536)	$ (17,560)	$ (17,560)

Weighted Average Shares
Common Stock Outstanding	5,200,000	3,341,667	3,341,667

Net Loss Per Share
(Basic and Fully Dilutive)	(0.00)	(0.00)	(0.00)

SEE ATTACHED NOTES

ZULU ENERGY CORP.

(AN EXPLORATION STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH INTERIM PERIOD ENDED DECEMBER, 2006

AND FOR THE PERIOD MAY 6, 2005 (INCEPTION)

THROUGH DECEMBER 31, 2006

	For the six	For the six	From May 6, 2005	From May 6, 2005
	months ended	months ended	(date of inception)	(date of inception)
	December 31,	December 31,	to June 30,	to December 31,
	2006	2005	2006	2006
Cash Flows Used in Operating Activities:
Net Loss	$ (4,702)	$ (16,536)	$ (17,560)	$ (22,262)
Adjustments to reconcile net (loss) to net cash provided
by operating activities:
Issuance of stock for services rendered	-	-	1,000	1,000
Issuance of stock for mineral claims (expensed)	-	500	500	500
(Increase) in accounts payable	(15,000)	15,000	15,000	-

Net Cash Used in Operating Activities	(19,702)	(1,036)	(1,060)	(20,762)

Cash Flows from Financing Activities:
Issuance of common stock	-	27,000	37,000	37,000
Advances to related parties		(20,000)	(20,000)
Payments from related parties			20,000
Net Cash Provided by Financing Activities	-	7,000	37,000	37,000

Net Increase (Decrease) in Cash	(19,702)	5,964	35,940	16,238

Cash at Beginning of Year	35,940	-	-	-

Cash at End of Year	$ 16,238	$ 5,964	$ 35,940	$ 16,238

Non-Cash Investing & Financing Activities
Issuance of stock for services	$ -	$ -	$ 1,000	$ 1,000
Issuance of stock for mineral claims (expensed)	-	500	500	500

SEE ATTACHED NOTES

ZULU ENERGY CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO INTERIM FINANCIAL STATEMENTS

AS AT DECEMBER 31, 2006

NOTE 1.   BASIS OF PRESENTATION

The interim financial statements of Zulu Energy Corp. ( the Company) for the six months December 31, 2006 and June 30, 2006 are not audited.  The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of December 31, 2006 and the results of operations and cash flows for the six months ended December 31, 2006 and June 30, 2006.

The results of operations for the six months ended December 31, 2006 are not necessarily indicative of the results for a full year period.

NOTE 2 – NATURE AND PURPOSE OF BUSINESS

Zulu Energy Corp. formerly Global Sunrise, Inc., (the “Company”) was incorporated under the laws of the State of Colorado on May 6, 2005.  The Company’s activities to date have been limited to organization and capital formation.  The Company is “an exploration stage company” and is engaged in the business of mineral exploration.  The Company has elected June 30 as the end of its fiscal year.

NOTE 3 – NATURE OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

REVENUE RECOGNITION

The Company considers revenue to be recognized at the time the service is performed.

USE OF ESTIMATES

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from these estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s short-term financial instruments consist of cash and cash equivalents and accounts payable.  The carrying amounts of these financial instruments approximate fair value because of their short-term maturities.  Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash.  During the year the Company did not maintain cash deposits at financial institution in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation.  The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

EARNINGS PER SHARE

Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrant.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period.  Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect.

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes as required by SFAS No. 109 “Accounting for Income Taxes”.  SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities.  Deferred income tax assets and liabilities are computed annually for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

Deferred income taxes may arise from temporary differences resulting from income and expanse items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.  The Company had no significant deferred tax items arise during any of the periods presented.

CONCENTRATION OF CREDIT RISK:

The Company does not have any concentration of related financial credit risk.

RECENT ACCOUNTING PRONOUNCEMENTS:

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact to its financial statements.

NOTE 4 – MINERAL CLAIM

The Company has entered into an agreement, dated September 24, 2005 to acquire a 100% interest in a total of three mineral claims located in the Red Lake Mining District in Ontario, Canada.

The mineral claims were acquired for $15,500.  The amount of $15,000 has been paidand $500 was paid by issuing 500,000 shares of common stock of the Company. Management has determined that there is not a reasonable basis for capitalizing the costs of the mineral claims therefore, these costs have been expensed as exploration costs.

NOTE 5 – COMMON STOCK

The Company issued 1,000,000 shares of its common stock on May 6, 2005 to two shareholders in exchange for services rendered valued at $1,000.

The Company issued 500,000 shares of its common stock on September 24, 2005 valued at $500 for partial payment of the purchase of three mineral claims (see Note 3).

During the six month period ended September 31, 2006 the Company issued 3,700,000 shares of its common stock in exchange for cash.  The shares were valued at $.01 per share for an aggregate value of $37,000.

Item 2.

Managements discussion and Plan of Operations

Our plan of operation for the next twelve months is to complete the recommended phase one and two exploration programs on the Sunrise claims consisting of Laying out a grid, GPS and Magnetometer surveys (phase 1); geochemical sampling, trenching as well as diamond drilling if indicated. We anticipate that these exploration programs will cost approximately $40,000 and $60,000 respectively, with phase three costing $37,500 and phase four costing 225,000.

We expect to commence the phase one and phase two exploration programs in the summer of 2007. Phase 1 should take approximately up to two weeks to complete. We will then undertake the phase 2 work program if weather permits. Phase 3 will be undertaken after a thorough review and evaluation by our consulting geologists and engineers and if recommended will be commenced during the early summer of 2007 and phase four during the late summer or early fall of 2007.

We have cash on hand of $16,283, an amount management considers sufficient to commence a portion of the projected work program and more than the minimum work/expenditure requirements necessary to keep our claims in good standing.  We are seeking additional capital and failing to raise sufficient funds to fully implement our business plan, will seek out a joint venture partner.  As at the date of this report we have been unsuccessful in attracting private capital and have made no contacts or entered into any discussions with potential joint venture partners.

Item 3. (1)

Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer conducted an evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this report on Form 10-QSB. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have determined that such controls and procedures are designed to ensure that material information relating to the Company is made known to them, particularly during the period in which this Form 10-QSB was being prepared. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

 PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item

2.

Changes in Securities

Subsequent to the period of this report the Board of Directors unanimously passed a resolution authorizing a forward split of the registrant’s issued and outstanding stock on a 10 – 1 basis.  A copy of the Report on Form 8K is attached to this report as Exhibit 99.1

Item 3.

Defaults Upon Senior Securities

Not Applicable

Item 5.  Other information

Subsequent to the date of this report the Board of Directors, on January 16, 2007 voted to change the registrant’s name to Zulu Energy Corp. A copy of the report on Form 8K is attached as Exhibit 99.2.

Item 6.

Exhibits and Reports on Form 8K

Exhibit  31.1

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2003.

Exhibit 31.2

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2003.

Exhibit 32.2

Certifications of CEO And CFO Pursuant To Section 906 Of The Sarbanes-Oxley Act

Exhibit 99.1

Report on Form 8K  January 9, 2007

Exhibit 99.2

Report on Form 8K  January 16, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ZULU ENERGY CORP.

Dated February 26, 2007

/S/ Brant Hodyno

      Brant Hodyno, President and Director

/S/ Peter Hodyno

     Peter Hodyno, Secretary/Treasurer, Director and  Principal Accounting Officer