Form 10QSB
period 2007-03-31
ZULU ENERGY CORP.
filed 2007-04-20
CIK 1373467

                                          United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q SB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31 2007

[ ] TRANSITION REPORT UNDER SECTION  13 OR 15 (d) OF THE

EXCHANGE ACT

Commission file Number 000-52272

ZULU ENERGY CORP.

(Formerly Global Sunrise, Inc.)

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

Item 1.

ZULU ENERGY CORP.

(Formerly Global Sunrise, Inc.)

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2007

 (Prepared by Management)

ZULU ENERGY CORP.

(A Exploration Stage Company)

BALANCE SHEETS

FOR THE PERIODS ENDING March 31, 2007 AND June 30, 2006

ASSETS
	March 31,	June 30,
	2007	2006

Cash	$ -	$35,940
Total Assets	$-	$35,940

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	-	15,000
Total Current Liabilities	-	15,000
Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 10,000,000, none issued	-	-
Common stock, $.001 par value; 100,000,000 shares authorized
March 31, 2007 and June 30, 2006	5,200	5,200
Additional paid in capital	33,300	33,300
Deficit accumulated during the exploration stage	(38,500)	(17,560)

Total Stockholders' Equity (Deficit)	-	20,940
Total Liabilities and Stockholders' Equity (Deficit)	$ -	$35,940

SEE ATTACHED NOTES

F-1

ZULU ENERGY CORP

(A Exploration Stage Company)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDING MARCH 31, 2007

AND FROM INCEPTION (MAY 5, 2005) THROUGH MARCH 31, 2007

	For the three	For the three	For the nine	For the nine	From May 5, 2006
	months ended	months ended	months ended	months ended	(Date of inception)
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006	To March 31, 2007
	2007	2006	2007	2006	to March 31, 2007

Revenue:	$ -	$ -	$ -	$ -	$ -
Total Revenue	-	-	-	-	-

Operating Expenses:
Mineral exploration costs	-	-	-	15,500	15,500
General & administrative	16,238	24	20,940	2,060	23,000
Total Operating Expenses	16,238	24	20,940	17,560	38,500

NET LOSS	$(16,238)	$(24)	$(20,940)	$(17,560)	$(38,500)

Weighted Average Shares
Common Stock Outstanding	5,200,000	3,341,667	5,200,000	3,341,667

Net Loss Per Share
(Basic and Fully Dilutive)	(0.00)	(0.00)	(0.00)	(0.00)

SEE ATTACHED NOTES

F-2

ZULU ENERGY CORP.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2007

AND FOR THE PERIOD FROM INCEPTION (MAY 5, 2005) THROUGH MARCH 31, 2007

	For the three	For the three	For the nine	For the nine	From May 6, 2005
	months ended	months ended	months ended	months ended	(date of inception)
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006	to March 31, 2007

Cash Flows Used in Operating Activities:
Net Loss	$ (16,238)	$ (24)	$(20,940)	$ (17,560)	$ (38,500)
Issuance of stock for services rendered	-	-	-	1,000	1,000
Issuance of stock for mineral claims (expensed)	-	-	-	500	500
(Increase) in accounts payable	-	-	(15,000)	15,000	-

Net Cash Used in Operating Activities	(16,238)	(24)	(35,940)	(1,060)	(37,000)

Cash Flows from Financing Activities:
Issuance of common stock	-	-	-	27,000	37,000
Advances to related parties		-		(20,000)
Payments from related parties
Net Cash Provided by Financing Activities	-	-	-	7,000	37,000

Net Increase (Decrease) in Cash	(16,238)	(24)	(35,940)	5,940	-

Cash at Beginning of Year	16,238	5,964	35,940	-	-

Cash at End of Year	$ -	$ 5,940	$ -	$ 5,940	$ -
Non-Cash Investing & Financing Activities
Issuance of stock for services	$ -	$ -	$ -	$ 1,000	$ 1,000
Issuance of stock for mineral claims (expensed)	-	-	-	500	500

SEE ATTACHED NOTES

F-3

ZULU ENERGY CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO INTERIM FINANCIAL STATEMENTS

AS AT MARCH 31, 2007

NOTE 1.   BASIS OF PRESENTATION

The interim financial statements of Zulu Energy Corp. ( the Company) for the three and nine month periods ending March 31, 2007 and  2006 are not audited.  The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of March 31  2007 and the results of operations and cash flows for the three and nine months ended March 31, 2007 and  2006.

The results of operations for the nine months ended March 31, 2007 are not necessarily indicative of the results for a full year period.

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

The mineral claims were acquired for $15,500.  The amount of $15,000 has been paid and $500 was paid by issuing 500,000 shares of common stock of the Company. Management has determined that there is not a reasonable basis for capitalizing the costs of the mineral claims therefore, these costs have been expensed as exploration costs.

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

We have no cash on hand, insufficient to commence a any portion of the projected work program and more than the minimum work/expenditure requirements necessary to keep our claims in good standing.  We are seeking additional capital and failing to raise sufficient funds to fully implement our business plan, will seek out a joint venture partner.  As at the date of this report we have been unsuccessful in attracting private capital and have made no contacts or entered into any discussions with potential joint venture partners.

Management has entered into serious negotiations to acquire a large Coal Bed Methane gas deposit in the country of Botswana land in Africa.

Both parties have agreed to continue with the plans for the exploration of our Redlake Claims

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

 PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item

2.

Changes in Securities

On January 8, 2007 the Board of Directors unanimously passed a resolution authorizing a forward split of the registrant’s issued and outstanding stock on a 10 – 1 basis.  A copy of the Report on Form 8K is attached to this report as Exhibit 99.2

Item 3.

Defaults Upon Senior Securities

Not Applicable

Item 5.

Other Information

1.

On January 16, 2007 the Board of Directors

unanimously passed a resolution changing the name of the registrant to ZULU ENERGY CORP.

A copy of the Report on Form 8K covering this event is attached to this document as Exhibit 99.3

2.

On  March 4, 2007 the Board of Directors of the registrant passed unanimously a resolution appointing two news directors and accepting the resignation of one director.

Appointed as directors:  Pierre Besuchet of Geneva, Switzerland; and

Abdul Majeed Al-Fahim, Dubai, UAE.

The resignation of Mr. Peter Hodyno, Director and Secretary was accepted, effective immediately.

A copy of the Report on Form 8K covering this event is attached to this document as Exhibit 99.4

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

Exhibit 99.3

Report on Form 8K  March 5, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ZULU ENERGY CORP.

Dated April18, 2007

/S/ Brant Hodyno

     Brant Hodyno, President, Secretary/Treasurer, Director and Principal Accounting Officer