Form 10QSB/A
period 2007-03-31
ZULU ENERGY CORP.
filed 2007-06-22
CIK 1373467

                                          United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q SB/A

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's common equity as of the last practicable date: 52,000,000 shares

Transitional Small Business Disclosure Format (check one)  Yes ___  No    X

Item 1.

ZULU ENERGY CORP.

(Formerly Global Sunrise, Inc.)

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2007

 (Prepared by Management)

ZULU ENERGY CORP.

(A Exploration Stage Company)

BALANCE SHEETS

FOR THE PERIODS ENDING March 31, 2007 AND June 30, 2006

ASSETS
	March 31,	June 30,
	2007	2006

Cash	$ -	$35,940
Total Assets	$ -	$35,940

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	-	15,000
Total Current Liabilities	-	15,000
Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 10,000,000, none issued	-	-
Common stock, $.0001 par value ($.001 June 30, 2006); 100,000,000 shares authorized
52,000,000 and 5,200,000 issued and outstanding March 31, 2007 and June 30, 2006 respectively	5,200	5,200
Additional paid in capital	33,300	33,300
Deficit accumulated during the exploration stage	(38,500)	(17,560)

Total Stockholders' Equity (Deficit)	-	20,940
Total Liabilities and Stockholders' Equity (Deficit)	$ -	$35,940

SEE ATTACHED NOTES

F-1

ZULU ENERGY CORP

(A Exploration Stage Company)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDING MARCH 31, 2007

AND FROM INCEPTION (MAY 5, 2005) THROUGH MARCH 31, 2007

	For the three	For the three	For the nine	For the nine	From May 5, 2006
	months ended	months ended	months ended	months ended	(Date of inception)
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006	To March 31, 2007
	2007	2006	2007	2006	to March 31, 2007

Revenue:	$ -	$ -	$ -	$ -	$ -
Total Revenue	-	-	-	-	-

Operating Expenses:
Mineral exploration costs	-	-	-	15,500	15,500
General & administrative	16,238	24	20,940	2,060	23,000
Total Operating Expenses	16,238	24	20,940	17,560	38,500

NET LOSS	$(16,238)	$(24)	$(20,940)	$(17,560)	$(38,500)

Weighted Average Shares
Common Stock Outstanding	52,000,000	3,341,667	16,900,000	3,341,667

Net Loss Per Share
(Basic and Fully Dilutive)	(0.00)	(0.00)	(0.00)	(0.00)

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

OM January 16, 2007 the Company authorized a 10 – 1 forward split of the registrant’s common stock bringing the issued and outstanding shares to 52,000,000 and a change in the par value to $.0001.

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

 PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item

2.

Changes in Securities

On January 8, 2007 the Board of Directors unanimously passed a resolution authorizing a forward split of the registrant’s issued and outstanding stock on a 10 – 1 basis. This necessitated a change in the par value to $.0001 per share. A copy of the Report on Form 8K is attached to this report as Exhibit 99.2

Item 3.

Defaults Upon Senior Securities

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