Form 10QSB/A
period 2006-12-31
ZULU ENERGY CORP.
filed 2007-07-12
CIK 1373467

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

Item 1.

ZULU ENERGY CORP.

(Formerly Global Sunrise, Inc.)

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

December 31, 2006

 (UNAUDITED)

ZULU ENERY CORP.

(AN EXPLORATION STAGE ENTERPRISE)

BALANCE SHEETS

AS AT DECEMBER 31, 2006

ASSETS
	December 31,	June 30,
	2006	2006
Cash	$ 16,238	$ 35,940

Total Assets	$ 16,238	$ 35,940

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	-	15,000
Total Current Liabilities	-	15,000

Stockholders' Equity (Deficit):
Preferred stock, $.0001 par value; authorized 10,000,000, none issued	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized
52,000,000 shares issued and outstanding at both
December 31, 2006 and June 30, 2006	5,200	5,200
Additional paid in capital	33,300	33,300
Deficit accumulated during the exploration stage	(22,262)	(17,560)

Total Stockholders' Equity (Deficit)	16,238	20,940
Total Liabilities and Stockholders' Equity (Deficit)	$ 16,238	$ 35,940

SEE ATTACHED NOTES

ZULU ENERGY CORP.

(AN EXPLORATION STAGE ENTERPRISE)

STATEMENT OF OPERATIONS

FOR THE THREE MONTH INTERIM PERIOD ENDED DECEMBER 31, 2006

AND FOR THE PERIOD MAY 6, 2005 (INCEPTION)

THROUGH DECEMBER 31, 2006

					From May 6, 2005
	For the three	For the three	For the six	For the six	(Date of inception
	Months ended	Months endede	months ended	months ended	of exploration stage)
	December 31, 2006	December 31, 2005	December 31,2006	December 31,2005	to December 31, 2006
Revenue:	$ -	$ -	$ -	$ -	$ -
Total Revenue	-	-	-	-	-
	-	-	-	-	-
Operating Expenses:
Mineral exploration costs				15,500	15,500
General & administrative	2,185	1,020	4,702	1,036	2,060
Total Operating Expenses	2,185	1,020	4,702	16,536	17,560

NET LOSS	$ (2,185)	$ (1,020)	$ (4,702)	$ (16,536)	$ (17,560)
Weighted Average Shares Common Stock Outstanding	52,000,000	33,341,667	52,000,000	33,341,667

Net Loss Per Share (Basic and Fully Dilutive)	(0.00)	(0.00)	(0.00)	0.00)

SEE ATTACHED NOTES

ZULU ENERGY CORP.

(AN EXPLORATION STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH INTERIM PERIOD ENDED DECEMBER, 2006

AND FOR THE PERIOD MAY 6, 2005 (INCEPTION)

THROUGH DECEMBER 31, 2006

	For the six	For the six	From May 6, 2005
	months ended	months ended	(date of inception)
	December 31,	December 31,	to December 31,
	2006	2005	2006
Cash Flows Used in Operating Activities:
Net Loss	$ (4,702)	$ (16,536)	$ (22,262)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Issuance of stock for services rendered	-	-	1,000
Issuance of stock for mineral claims (expensed)	-	500	500
(Increase) in accounts payable	(15,000)	15,000	-

Net Cash Used in Operating Activities	(19,702)	(1,036)	(20,762)

Cash Flows from Financing Activities:
Issuance of common stock	-	27,000	37,000
Advances to related parties		(20,000)
Payments from related parties
Net Cash Provided by Financing Activities	-	7,000	37,000

Net Increase (Decrease) in Cash	(19,702)	5,964	16,238

Cash at Beginning of Year	35,940	-	-
Cash at End of Year	$ 16,238	$ 5,964	$ 16,238

Issuance of stock for services	$ -	$ 1,000
Issuance of stock for mineral claims (expensed)	500	500

SEE ATTACHED NOTES

ZULU ENERGY CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO INTERIM FINANCIAL STATEMENTS

AS AT DECEMBER 31, 2006

NOTE 1.   BASIS OF PRESENTATION

The interim financial statements of Zulu Energy Corp. ( the Company) for the three month and six month periods ending  December 31, 2006 and June 30, 2006 are not audited.  The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of December 31, 2006 and the results of operations and cash flows for the six months ended December 31, 2006 and June 30, 2006.

The results of operations for the three months and six months ended December 31, 2006 are not necessarily indicative of the results for a full year period.

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

The mineral claims were acquired for $15,500.  The amount of $15,000 has been paid and $500 was paid by issuing 5,000,000 shares of common stock of the Company. Management has determined that there is not a reasonable basis for capitalizing the costs of the mineral claims therefore, these costs have been expensed as exploration costs.

NOTE 5 – COMMON STOCK

The Company issued 10,000,000 shares of its common stock on May 6, 2005 to two shareholders in exchange for services rendered valued at $1,000.

The Company issued 5,000,000 shares of its common stock on September 24, 2005 valued at $500 for partial payment of the purchase of three mineral claims (see Note 3).

During the six month period ended September 30, 2006 the Company issued 37,000,000 shares of its common stock in exchange for cash.  The shares were valued at $.001 per share for an aggregate value of $37,000.

NOTE 6 – SUBSEQUENT EVENTS

On January 8, 2007 the Board of Directors passed a resolution authorizing a forward split of the issued and outstanding shares of the Company’s common stock on a ten to one (10-1) basis. The shareholders of the Company will receive ten shares of common stock for every one share owned at that date. The total number of common shares outstanding before the split was 5,200,000 and the total number of common shares outstanding after the split was 52,000,000. In addition, the Company changed the authorized shares of common stock to 500,000,000 and changed the par value of the shares to $0.0001 per share.

The financial statements have been prepared retroactively from the date of inception reflecting the stock splits and change in the number of authorized shares.

NOTE – 7 GOING CONCERN

The financial statements have been prepared in conformity with generally accepted accounting principles and contemplate continuation of the Company as a going concern.

The Company has incurred losses since inception and has not been successful in establishing profitable operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Continuance of the Company as a going concern is dependent upon obtaining additional working capital through loans and/or addition sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

ZULU ENERGY CORP.

Dated July 10, 2007

/S/ Brant Hodyno

      Brant Hodyno, President and Director

Secretary/Treasurer and  Principal Accounting Officer