Form 10QSB/A
period 2007-03-31
ZULU ENERGY CORP.
filed 2007-07-12
CIK 1373467

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

Item 1.

ZULU ENERGY CORP.

(Formerly Global Sunrise, Inc.)

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2007

(UNAUDITED)

ZULU ENERGY CORP.

(A Exploration Stage Company)

BALANCE SHEETS

FOR THE PERIODS ENDING March 31, 2007 AND June 30, 2006

ASSETS
	March 31,	June 30,
	2007	2006

Cash	$ -	$35,940
Total Assets	$ -	$35,940

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	-	15,000
Total Current Liabilities	-	15,000
Stockholders' Equity (Deficit):
Preferred stock, $.0001 par value; authorized 10,000,000, none issued	-	-
Common stock, $.0001 par value; 500,000,000 shares authorized
52,000,000 issued and outstanding March 31, 2007 and June 30, 2006 respectively	5,200	5,200
Additional paid in capital	33,300	33,300
Deficit accumulated during the exploration stage	(38,500)	(17,560)

Total Stockholders' Equity (Deficit)	-	20,940
Total Liabilities and Stockholders' Equity (Deficit)	$ -	$35,940

SEE ATTACHED NOTES

F1

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

NOTE 1 - BASIS OF PRESENTATION

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

The results of operations for the three months and nine months ended March 31, 2007 are not necessarily indicative of the results for a full year period.

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

During the six month period ended September 31, 2006 the Company issued 37,000,000 shares of its common stock in exchange for cash.  The shares were valued at $.001 per share for an aggregate value of $37,000.

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

Both parties have agreed to continue with the plans for the exploration of our Redlake Claims.

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

A copy of the Report on Form 8K covering this event is attached to this document as Exhibit 99.3

2.

On  March 4, 2007 the Board of Directors of the registrant passed unanimously a resolution appointing two new directors and accepting the resignation of one director.

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

Dated July10, 2007

/S/ Brant Hodyno

     Brant Hodyno, President, Secretary/Treasurer, Director and Principal Accounting Officer