Form 10KSB
period 2006-12-31
ZULU ENERGY CORP.
filed 2007-10-10
CIK 1373467

U.S. Securities and Exchange Commission

Washington, DC 20549

FORM 10 KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended June 30, 2007

Commission File No. 000-52272

ZULU ENERGY, CORP.

       COLORADO                                                                                             20-3437301

(State or other jurisdiction of

  (IRS Employer

incorporation or organization)                                                            ID Number)

1066 West Hastings Street, Vancouver, BC                                            V6E 3X2

(Address of principal executive office)                                                      (Zip code)

Issuer’s telephone number:      (604) 602-1717

Securities registered under Section 12(b) of the Exchange Act:   NONE

Securities registered under Section 12(g) of the Exchange Act:  COMMON STOCK

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registration was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K SB or any amendment to this Form 10K SB. [ X ]

State issuer’s revenues for its most current fiscal year.     $-0-

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.  As of September 30, 2007: $96,200,000.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.

Yes______    No___X___ Not applicable.

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: October 10, 2007 is 52,000,000 shares common stock.

TABLE OF CONTENTS

FORM 10-KSB ANNUAL REPORT

ZULU ENERGY, CORP.

PART I

ITEM

PAGE

Item   1

Description of Business …………………………………………..…….….1

Item   2

Description of Property…………………………..................................….. 4

Item   3

Legal Proceedings...................................................…………...............….. 4

Item   4

Submission of Matters to a Vote of Security Shareholders…………….….4

PART II

Item   5

Market for the Registrant’s Common Equity and

related Stockholder  Matter..........................……………....................…….4

Item   6

Management’s Discussion and Analysis of

Financial Condition and Results of Operations.………… ..................….…4

Item   7

Financial Statements..................…………...........................................….…5

Item   8

Changes in and Disagreements on Accounting

and Financial Disclosure.…………….....................................................….12

PART III

Item   9

Directors, Executive Officers, Promoters and Control

persons, Compliance with Section 16(a) of the Exchange Act.…...........… 12

Item 10

Executive Compensation.... .............…………......................................….. 14

Item 11

Security Ownership of Certain Beneficial Owners

and Management............................………….........................................…. 14

Item 12

Certain Relationships and Related Transactions…………. ............……….14

Item 13

Exhibits and Reports on Form 8-K...........…………............................……14

Signatures ...............……………...............................................................................................……. 15

 PART I

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-KSB (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-KSB. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-KSB reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Related to Our Business" below, as well as those discussed elsewhere in this Annual Report on Form 10-KSB. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We file reports with the Securities and Exchange Commission ("SEC"). You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-KSB. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

ITEM

1.

ORGANIZATIONAL HISTORY AND DECRIPTION OF BUSINESS

Zulu Energy Corp. (formerly Global Sunrise, Inc.) was incorporated on May 6, 2005, under the laws of the state of Colorado. Our principal offices are currently located at 1066 West Hastings Street, Suite 2610, Vancouver, BC V68 3X2.

We are a development stage company with limited prior business operations and no revenues. Since our inception in May of 2005, the Company’s efforts have been limited to organizational and capital formation and initial due diligence on a mineral claim in Ontario, Canada.  The Company entered into an agreement, dated September 24, 2005 to acquire a 100% interest in a total of three mineral claims located in the Red Lake Mining District in Ontario, Canada.  The mineral claims were acquired for $15,500.  The amount of $15,000 was paid in cash and $500 was paid by issuing 500,000 shares of common stock of the Company.

The Company’s management, after careful consideration and on being presented with the CBM project in the country of Botswana (described herein), recently determined that it was in the best interest of the Company to drop the mineral exploration project and concentrate its efforts on an opportunity outlined in a signed and binding Letter of Intent (the “LOI”) to acquire an effective fifty-percent (50%) ownership interest in Nyati Resources Botswana (PTY) Limited (“Nyati Botswana”).

Nyati Botswana is the owner of prospecting licenses, allowing for the exploration and production rights to more than two million (2,000,000) acres of land that  the Company believes contains contiguous coal beds which can be used for the production of coal bed methane gas (“CBM”), another form of natural gas, in the country of Botswana.

The LOI outlines a  proposed stock purchase of 84 percent of the shares of the common stock of Nyati Mauritius Limited, a Mauritius corporation (“Nyati Mauritius”) from LMA Hughes, LLLP , which is the sole stockholder in Nyati Resources Limited, also a Mauritius corporation and the holder of 50% of the stock interests in Nyati Botswana.  Swansi Holdings Corp. is the holder of the remaining 50% interests in Nyati Botsana, and pursuant to the terms of the LOI and subsequent agreements to be executed in connection therewith, it will sell to Zulu 8 percent of its holdings in Nyati Botswana.  Once the Stock purchase agreements are closed, Zulu will have voting control over 58% of the shares of Nyati Botswana.

We are currently a development stage company with limited active business operations, no revenues and no significant assets. Our ability to continue as a going concern is contingent upon our ability to attain profitable operations by securing financing and implementing our business plan.

Our shares are quoted on the NASD Bulletin Board quotation system under the symbol ZLUE.

Recent Transactions

On September 25th, 2007, we signed a binding Letter of Intent (the “LOI”) with LMA Hughes, LLLP and Swansi Holdings Corp. to acquire an effective fifty-percent (50%) ownership interest in Nyati Botswana (PTY) Limited, the company having ownership of prospecting licenses, allowing for the exploration and production rights to more than two million (2,000,000) net acres of what the Company believes to contain contiguous coal beds for the production of coal bed methane  gas (“CBM”), another form of natural gas, in the country of Botswana. The ensuing definitive agreements are expected to be executed on or before October 31, 2007.

Our Business

The Natural Gas Industry

Little more than a half-century ago, drillers seeking valuable crude oil bemoaned the discovery of natural gas, despite it being the most efficient and cleanest burning fossil fuel. Given the lack of transportation infrastructure at the time, wells had to be capped or the gas flared. As the U.S. economy expanded after World War II, the development of a vast interstate transmission system facilitated widespread consumption of natural gas in homes and business establishments. The demand for natural gas rose sharply in the 1980’s, when consumers and businesses began to find more uses for it. After years as a low-value commodity, natural gas ascended into the spotlight as demand for the fuel to fire power plants, heat homes and serve as a chemical feedstock outstripped the petroleum industry's ability to tap new reserves. In the 1990’s, the popularity of natural gas as an economic and environmentally benign fossil fuel made it the fuel of choice for the power generation. It is the Company’s belief, that a similar use of natural gas in Africa would have a positive impact on the country’s economic health and would be a viable business opportunity for the Company.

Natural gas normally consists of 80% or more Methane with the balance comprising such hydrocarbons as butane, ethane and propane. In some cases it may contain minute quantities of hydrogen sulfide, referred to as sour gas. Coalbed Methane is, generally, a sweet gas consisting of 95% Methane and thus is normally of pipeline quality. Coalbed Methane is considered an unconventional natural gas resource because it does not rely on conventional trapping mechanisms, such as a fault or anticline, or stratigraphic traps. Instead Coalbed Methane is absorbed or attached to the molecular structure of the coals which is an efficient storage mechanism as Coalbed Methane coals can contain as much as seven times the amount of gas typically stored in a conventional natural gas reservoir such as sandstone or shale.

During the past two decades, Coalbed Methane has emerged as a viable source of natural gas compared to the late 1980s when no significant production outside of the still dominant San Juan Basin in New Mexico, and the Black Warrior Basin in Alabama. According to data from the U.S. Department of Energy’s Energy Information Administration, Coalbed Methane production totaled 1.72 trillion cubic feet in 2004, an increase of 7.5% over 2003. This production accounted for nearly 9% of the country’s total dry-gas output of 19.7 trillion cubic feet. Coalbed Methane production in United States currently comes from fifteen basins located in the Rocky Mountain, Mid-Continent and Appalachian regions. Vast deposits of Coalbed Methane gas have been found in the Kalahari-Karoo basins in Africa.

We believe the success of Coalbed Methane developments has been largely the result of improved drilling and completion techniques (including horizontal/lateral completions), better hydraulic fracture designs and significant cost reductions as a result of highly dependable gas content and Coalbed reservoir performance analysis. Also aiding this sector’s growth is the apparent shortage of quality conventional exploration and development projects.

We also believe that a major reason propelling the growth in Coalbed Methane production is its relatively low finding and development costs. Coalbed Methane fields are often found where deeper conventional oil and gas reservoirs have already been developed. Therefore, considerable exploration-cost reducing geologic information is often readily available. This available geological information, combined with comparatively shallow depths of prospective Coalbed reservoirs, reduces finding and development costs.

Our business will be affected by numerous laws and regulations, including energy, environmental, conservation, tax and other laws and regulations relating to the oil and gas industry. We plan to develop internal procedures and policies to ensure that our operations are conducted in full and substantial environmental regulatory compliance.

Failure to comply with any laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of injunctive relief or both. Moreover, changes in any of these laws and regulations could have a material adverse effect on business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations.

Some laws, rules and regulations relating to the protection of the environment may, in certain circumstances, impose “strict liability” for environmental contamination. These laws render a person or company liable for environmental and natural resource damages, cleanup costs and, in the case of oil spills in certain states, consequential damages without regard to negligence or fault. Other laws, rules and regulations may require the rate of oil and gas production to be below the economically optimal rate or may even prohibit exploration or production activities in environmentally sensitive areas.

Employees

As of June 30th, 2007, we did not have any employees. It is anticipated that we will have 5 to 10 employees in the coming 12 months.

ITEM

2.

DESCRIPTION OF PROPERTY

As at June 30, 2007, our principal offices are located at 1066 West Hastings Street, Suite 2610, Vancouver, BC V68 3X2. We intend to move our principal offices to 950, Seventeenth Street, Suite 2300, Denver, Colorado 80202 for convenience of operations.  We intend to sublease this property from Tatonka Oil and Gas, Inc. at terms mutually acceptable to both parties.

ITEM

3.

LEGAL PROCEEDINGS

There are no legal proceedings in which the Company is involved.

ITEM

4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended June 30, 2007, the Company did not submit any matters to a vote of its security holders.

PART II

ITEM

5.

MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Zulu Energy, Corp. has its common stock listed for quotation on the OTC Bulletin Board under the symbol “ZLUE”.  We began trading on January 1, 2007.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal year ended June 30, 2007		Fiscal year ended June 30, 2006
	High	Low	High	Low
First Quarter	n/a	n/a	$ n/a	$ n/a
Second Quarter	n/a	n/a	n/a	n/a
Third Quarter	4.00	1.00	n/a	n/a
Fourth Quarter	2.25	1.40	n/a	n/a
First Quarter (ended 9/30/2007)	2.35	2.20	n/a	n/a

Holders

As of October 5, 2007, we had approximately 41 holders of our common stock and a total of 52,000,000 shares issued and outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Holladay Stock Transfer, Inc. with address at 2939 N 67th place, Scottsdale, AZ 85251.

Dividends

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends to stockholders in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

ITEM

6.

MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Information in this Item 6, "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this 10-KSB that does not consist of historical facts, are "forward-looking statements." Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance. The statements involve factors, risks and uncertainties including those discussed in the “Risk Factors” section contained elsewhere in this report, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements. Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control. Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements in this report.

Operations Plans

On September 25th, 2007, we signed a binding Letter of Intent (the “LOI”) with LMA Hughes, LLLP and Swansi Holdings Corp. to acquire an effective fifty-percent (50%) ownership interest in Nyati Botswana (PTY) Limited, the company having ownership of prospecting licenses, allowing for the exploration and production rights to more than two million (2,000,000) acres of what the Company believes is land containing contiguous coal beds for the production of coal bed methane  gas (“CBM”), another form of natural gas, in the country of Botswana. The ensuing definitive agreements are expected to be executed on or before October 31, 2007.

The licenses for the exploration and production of CBM are in the country of Botswana that is considered to a economically stable country in Africa with a top A-rating from Standard and Poors. It is the Company’s intent that the CBM gas recovered would be turned primarily into either or all of - Electricity through gas turbine generators, Liquified Natural Gas (LNG), Diesel and/or Ammonia for use in fertilizers.

Over the next twelve months we intend to expedite the preparation and execution of the definitive agreements covered by the Binding Letter of Intent. Once the definitive agreements are signed and executed, we further intend to locate and obtain financing commitments to allow us to advance towards exploration, testing and evaluation of the CBM reserves in the area covered by the licenses owned by Nyati Botswana (PTY) Limited in Botswana.

Our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures. We intend to seek joint ventures and/or to obtain equity and/or debt financing to support our current and proposed operations and capital expenditures. We cannot assure that any such funding will be available.

Our future financial results will depend primarily on (1) our execution of the definitive agreements covered by the Binding Letter of Intent executed on September 25th, 2007 (2) our ability to obtain financings; (3) our ability to discover or produce commercial quantities of CBM in the country of Botswana (4) the market price for our final product (5) our ability to continue to source and screen potential projects; and (6) our ability to fully implement our exploration and development program with respect to these and other matters. We cannot assure that we will be successful in any of these activities or that the prices of CBM prevailing at the time of any production will be at a level allowing for profitable production.

We have not entered into commodity swap arrangements or hedging transactions. Although we have no current plans to do so, we may enter into commodity swap and/or hedging transactions in the future in conjunction with oil and gas production. We have no off-balance sheet arrangements.

Liquidity and Capital Resources

As at June 30, 2007, we had zero dollars ($0) in available cash.  As at June 30, 2007, we had $16,800 in accounts payables. The balance of accounts payables increased by $1,800 during the fiscal year ended on June 30, 2007.

We intend to seek joint ventures and/or to obtain equity and/or debt financing to support our current and proposed operations and capital expenditures. We cannot assure that any such funding will be available. The included financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

We will require additional financing in order to complete our stated plan of operations for the next twelve months. We do not believe that our existing capital resources will be sufficient to fund our current level of operating activities, capital expenditures and other obligations through the next three months and that we will require an additional financing in the range of $20,000,000 to $25,000,000 to carry out our intended objectives during the next twelve months. There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. We currently have no firm commitments for any additional capital.

The trading price of our shares of common stock and the downturn in the United States stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Results of operations for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

Revenues. For the three months ended June 30, 2007 and June 30, 2006 there were no revenues from operating or any other activities.

Operating Expenses. For the three months ended June 30, 2007 operating expenses of $16,800 consisted primarily of general and administrative expenses. For the three months ended June 30, 2006, there were no operating expenses. were $16,560 consisting of general and administrative expenses of $1,060 and $15,500 spent towards acquisition of 100% interest in a total of three mineral claims located in the Red Lake Mining District in Ontario, Canada.

The company has not made any investments in fixed assets since its inception.

Results of operations for the twelve months ended June 30, 2007 compared to the twelve months ended June 30, 2006

Revenues. For the twelve months ended June 30, 2007 and June 30, 2006 there were no revenues from operating or any other activities.

Operating Expenses. For the twelve months ended June 30, 2007 operating expenses of $37,740 consisted primarily of general and administrative expenses. For the twelve months ended June 30, 2006, operating expenses were $16,560 consisting of general and administrative expenses of $1,060 and $15,500 spent towards acquisition of 100% interest in a total of three mineral claims located in the Red Lake Mining District in Ontario, Canada.

The company has not made any investments in fixed assets since its inception.

Summary of Significant Accounting Policies

Our financial statements have been prepared on a going concern basis. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time.

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results may vary from these estimates.

The financial statements have, in management’s opinion been properly prepared within the framework of the significant accounting policies summarized below:

Accounting Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on the historical trends and other information available when the consolidated financial statements are prepared. Changes in the estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates and assumptions.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all investment purchased with a maturity of three months or less to be cash equivalents.

Exploration Stage Company

The Company complies with Financial Accounting Standards Board Statement No. 7 and Securities and Exchange Commission Act Guide 7 for its characterization of the Company as exploration stage.

Asset Retirement Obligations

The Corporation recognizes the fair value of a liability for an asset retirement obligation in the year in which it is incurred when a reasonable estimate of fair value can be made. The carrying amount of the related long-lived asset is increased by the same amount as the liability.

Changes in the liability for an asset retirement obligation due to the passage of time will be measured by applying an interest method of allocation. The amount will be recognized as an increase in the liability and an accretion expense in the statement of operations. Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset.

Long-Lived Assets Impairment

Our long-term assets are reviewed when changes in circumstances require, as to whether their carrying value has become impaired, pursuant to guidance established in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations, undiscounted and without interest charges. If impairment is deemed to exist, the assets will be written down to fair value, and a loss is recorded as the difference between the carrying value and the fair value. Fair values are determined based on the quoted market values, discounted cash flows or internal and external appraisal, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

Income Taxes

We have adopted SFAS No. 109, “Accounting for Income Taxes”, going forward, which requires us to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the consolidated financial statements and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Financial Instruments

The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Stock-based Compensation

We have adopted SFAS No. 123 “Accounting for Stock Based Compensation” as amended by SFAS No. 148 "Accounting for Stock-based Compensation - Transition and Disclosure”. We will recognize stock-based compensation expense using a fair value based method. We do not have a stock option plan in place as of the reporting date.

Accounting for Derivative Instruments and Hedging Activities

We have adopted SFAS No. 133 “Accounting for Derivative and Hedging Activities”, which requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain and loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. We have not entered into derivative contracts either to hedge existing risks or for speculative purposes, but we plan to use derivative contracts in the future solely for hedging prices on production.

ITEM

7.

FINANCIAL STATEMENTS

Audited financial statements for the year ended June 30, 2007 and 2006 follow.

Report of Independent Registered Public Accounting Firm

Board of Directors

Zulu Energy, Corp.

(Formerly Global Sunrise, Inc.)

(An Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Zulu Energy, Corp. (formerly Global Sunrise, Inc.) (An Exploration Stage Company) as of June 30, 2007 and 2006 and the related statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from May 5, 2005 (date of inception) to June 30, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zulu Energy, Corp. (formerly Global Sunrise, Inc.) (An Exploration Stage Company) as of June 30, 2007 and 2006 and the results of its operations and cash flows for the years then ended and for the period from May 5, 2005 (date of inception) to June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

s/ Madsen & Associates CPA’s, Inc.

Madsen & Associates CPA’s, Inc.

Salt Lake City, Utah

September 28, 2007

F1

ZULU ENERGY CORP.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

ASSETS
	June 30,	June 30,
	2007	2006

Cash	$ -	$ 35,940

Total Assets	$ -	$ 35,940

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	16,800	15,000
Total Current Liabilities	16,800	-

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 10,000,000, none issued	-	-
Common stock, $.0001 par value; 500,000,000 shares authorized
52,000,000 and issued and outstanding at
June 30, 2007 and 2006, respectively	5,200	5,200
Additional paid in capital	33,300	33,300
Deficit accumulated during the exploration stage	(55,300)	(17,560)

Total Stockholders' Equity (Deficit)	(16,800)	20,940

Total Liabilities and Stockholders' Equity (Deficit)	$ -	$ 35,940

THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

F2

ZULU ENERGY CORP.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

AND FOR THE PERIOD MAY 5, 2005 (INCEPTION) THROUGH JUNE 30, 2007

			From May 5, 2005
	For the year ended	For the year ended	(Date of inception
	June 30,	June 30,	of exploration stage)
	2007	2006	to June 30, 2007

Revenue:	$ -	$ -	$ -
Total Revenue	-	-	-

Operating Expenses:
Mineral exploration costs	-	15,500	15,500
General & administrative	37,740	1,060	39,800
Total Operating Expenses	37,740	16,560	55,300

NET LOSS	$ (37,740)	$ (16,560)	$ (55,300)

Weighted Average Shares
Common Stock Outstanding	3,341,667	3,341,667

Net Loss Per Share
(Basic and Fully Dilutive)	(0.00)	(0.00)

THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

F3

ZULU ENERGY CORP.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF SHAREHOLDERS’ EQUITY

AS AT JUNE 30, 2007

		Preferred Stock			Common Stock
		10,000,000 shares authorized			100,000,000 shares authorized		Additional	Deficit accumulated
	Shares		Par Value	Share		Par Value	Paid-In	during the exploration
	Issued		$.001 per share	Issued		$.0001 per share	Capital	stage	Total

	-		$ -	-		$ -	$ -	$ -	$ -
Issuance of common stock in exchange for services	-		-	10,000,000		1,000	-	-	1,000
Net loss	-		-	-		-	-	(1,000)	(1,000)

	-		-	-		1,000	-	(1,000)	-

Issuance of common stock for mineral claims	-		-	5,000,000		500	-	-	500
Issuance of common stock for cash at $.01 per share	-		-	37,000,000		3,700	33,300	-	37,000
Net loss	-		-	-		-	-	(16,560)	(16,560)

	-		-	52,000,000		5,200	33,300	(17,560)	20,940

Net loss	-		-	-		-	-	(37,740)	(37,740)

	-		-	52,000,000		5,200	33,300	(55,300)	(16,800)

F4

ZULU ENERGY CORP.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNJE 30, 2006 AND 2007

AND FOR THE PERIOD MAY 6, 2005 (INCEPTION) THROUGH JUNE 30, 2007

From May 6, 2005
(date of inception)
For the year ended	For the year ended	to June 30,
June 30, 2007	June 30, 2006	2007
Cash Flows Used in Operating Activities:
Net Loss	$ (37,740)	$ (16,560)	$ (55,300)
by operating activites:
Issuance of stock for services rendered	-	-	1,000
Issuance of stock for mineral claims (expensed)	-	500	500
Increase in accounts payable	1,800	15,000	16,800
Net Cash Used in Operating Activities	(35,940)	(1,060)	(37,000)

Cash Flows from Financing Activities:
Issuance of common stock	-	37,000	37,000
Net Cash Provided by Financing Activities	-	37,000	37,000

Net Increase (Decrease) in Cash	(35,940)	35,940	-

Cash at Beginning of Year	-	-	-

Cash at End of Year	$ (35,940)	$ 35,940	$ -

Issuance of stock for services	$ -	$ 1,000	$ 1,000
Issuance of stock for mineral claims (expensed)	-	500	500

THE ACCOPMPANYING NOTES FOR AN INTEGRAL PART OF THESE FINANCIAL STATENTS

F5

ZULU ENERGY CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007

NOTE 1 – NATURE AND PURPOSE OF BUSINESS

Zulu Energy Corp. (the “Company”) was incorporated under the laws of the State of Colorado on May 6, 2005 under the name of Global Sunrise, Inc.  On January 16, 2007, the Board of Directors of the Company changed the name of the Company from Global Sunrise, Inc. to Zulu Energy Corp.  The Company’s activities to date have been limited to organization and capital formation.  The Company is “an exploration stage company” and has acquired a series of mining claims for exploration and formulated a business plan to investigate the possibilities of a viable mineral deposit.  The Company has adopted June 30 as its fiscal year end.

NOTE 2 – NATURE OF SIGNIFICANT ACCOUNTING POLICIES

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

F6

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

INCOME TAXES:

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

NOTE 3 – MINERAL CLAIMS

The Company has entered into an agreement, dated September 24, 2005 to acquire a 100% interest in a total of three mineral claims located in the Red Lake Mining District in Ontario, Canada.

F7

The mineral claims were acquired for $15,500.  The amount of $15,000 was accrued as an account payable and $500 was paid by issuing 500,000 shares of common stock of the Company.  The Company paid the $15,000 payable amount in August of 2006. Management has determined that there is not a reasonable basis for capitalizing the costs of the mineral claims therefore, these costs have been expensed as exploration costs during the year ended June 30, 2006.

NOTE 4 – COMMON STOCK

The Company issued 10,000,000 shares of its common stock on May 6, 2005 to two shareholders in exchange for services rendered valued at $1,000.

The Company issued 5,000,000 shares of its common stock on September 24, 2005 valued at $500 for partial payment of the purchase of three mineral claims (see Note 3).

During the year ended June 30, 2006 the Company issued 37,000,000 shares of its common stock in exchange for cash.  The shares were valued at $.01 per share for an aggregate value of $37,000.

On January 8, 2007, the Board of Directors of the Company authorized a ten to one (10 – 1) forward split of the Company’s issued and outstanding shares of common stock.  The total issued and outstanding shares of common stock before the split were 5,200,000 and immediately after the split the total issued and outstanding shares were 52,000,000.  In addition the Company changed the par value of its common stock from $0.001 to $.0001.  The effect of this stock split has been reflected retroactively in the financial statements as if the stock split had occurred at the inception of the Company.

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no revenues, no assets, negative working capital and has incurred a net loss of $ 55,300 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets or the amounts of and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 6 – SUBSEQUENT EVENTS

On September 25th, 2007, we signed a binding Letter of Intent (the “LOI”) with LMA Hughes, LLLP and Swansi Holdings Corp. to acquire an effective fifty-percent (50%) ownership interest in Nyati Botswana (PTY) Limited, the company having ownership of prospecting licenses, allowing for the exploration and production rights to more than two million (2,000,000) net acres of what the Company believes to contain contiguous coal beds for the production of coal bed methane  gas (“CBM”), another form of natural gas, in the country of Botswana.                                   F8

Pursuant to the terms of the LOI, Zulu will acquire (i) eighty-four (84) shares of the Common Stock of Nyati Mauritius Limited, a Mauritius corporation ("Nyati Mauritius") from LMA Hughes LLLP ("LMA Hughes"); and (ii) eight (8) shares of the Common Stock BPULA of Nyati Botswana (PTY) Limited, a Botswana corporation ("Nyati Botswana") from Swansi Holdings Corp. ("Swansi"). Zulu will receive, prior to Closing, confirmation that Nyati Mauritius and Swansi own 50% each of Nyati Botswana, thereby giving Zulu a majority interest in Nyati Botswana.

Zulu will deliver at the closing of the transaction (the "Closing Date") 30,000,000 shares of Zulu to LMA Hughes and $1,500,000 in cash to Swansi. Another $1,500,000 in cash will be payable to Swansi upon the earlier of (i) four years from the Closing Date or (ii) the date Zulu raises gross proceeds of at least an aggregate of $5,000,000 in one or more financings, through an offering of equity, debt or a combination thereof. The ensuing definitive agreements are expected to be executed on or before October 31, 2007.

F10

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the fiscal year ended June 30, 2007 (i) there were no disagreements between the Company and Madsen and Associates CPA’s, Inc. (“Madsen”)  on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Madsen would have caused Madsen to make reference to the matter in its reports on the Company’s financial statements dated September 28, 2007. Madsen’s reports on the Company’s financial statements did not contain an adverse opinion or disclaimer of opinion, or was modified as to audit scope or accounting principles. During the two fiscal years ended June 30, 2007 and 2006, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B.

ITEM 8A – CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of September 30, 2007. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of September 30, 2007 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal controls over financial reporting that occurred during the period covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B – OTHER INFORMATION

                      -None-

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

DIRECTORS AND EXECUTIVE OFFICERS

Names:	Ages	Titles:	Board of Directors
Paul Stroud	60	President, Chief Executive Officer	President, CEO since September 24, 2007.
Satyendra Deshpande	29	Secretary, Treasurer & Chief Financial Officer	Secretary, Treasurer, CFO since September 26 2007
Pierre Besuchet	67	Director	Director since March 4, 2007
Abdul Majeed Al Faheem	48	Director	Director since March 4, 2007
Mohamed Gova	63	Director	Director since September 27, 2007

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Currently there are five seats on our board of directors.

Directors serve without cash compensation and without other fixed remuneration. Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors. Biographical resumes of each officer and director are set forth below.

Mr. Paul Stroud, President, CEO

Mr. Stroud brings over thirty years of experience in all facets of the energy industry, world-wide. His background includes in depth experience in onshore and offshore oil and gas exploration and drilling; coal bed methane wells; and hot water and high pressure steam (thermal) wells.

Mr. Stroud graduated from Sacramento State College in 1971 and joined Royal Dutch Shell as an engineer.  In 1975 he joined UNOCAL in their geothermal division until leaving in 1998 to start his own consulting business.  As a consultant he headed up projects for OESI in Hawaii and Calthaness Corporation in Indonesia.

In 2003 Mr. Stroud joined Jim Huber Corporation in Gillette Wyoming as Project Manager for CBM Development and Pinnacle Gas Resources, Inc. a concern that were heavily involved in the CBM exploration and production in Sheridan, Wyoming.

Prior to joining Zulu Energy Corp. as President and Chief Executive Officer in September of 2007, Mr. Stroud has also served as Chief Operating Officer of Tatonka Oil and Gas, Inc., headquartered in Denver, Colorado.

Mr. Satyendra Deshpande, Secretary, Treasurer, Chief Financial Officer

Mr. Deshpande has extensive experience of over 8 years in the areas of accounting and finance across multiple industries ranging from public and private corporations to banks, educational institutions and non-profit organizations.

Mr. Deshpande has proven expertise in financial analysis, SEC reporting for public companies and in addressing complex US GAAP and Sarbanes Oxley (SOX) compliance issues. He has been actively involved in annual budgeting process and working capital management of large to midsize public corporations.

Prior to 2002, he has been actively involved in compiling, analyzing and reporting on financial statements of small to mid sized public as well as private corporations. He has also worked in the capacity of Chief Internal Auditor at a large public accounting firm in India during the course of completion of his Chartered Accountancy.

Mr. Deshpande has also earned a MBA in Finance and Accounting at San Diego State University and a Masters in Commerce from a reputed university in India. Prior to joining Zulu Energy Corp. as Secretary, Treasurer and Chief Financial Officer in September of 2007, Mr. Deshpande has also served as the Controller of Tatonka Oil and Gas, Inc., headquartered in Denver, Colorado

Mr. Pierre Besuchet, Director

Mr. Besuchet has over forty years experience is asset management and investment banking research.  He is founder and managing director of Pierre Besuchet, Asset Management , Geneva, Switzerland. He is currently Director of Faisal Finance S.A., controlled by Dar al-Maal Islami, S.A., Switzerland, Indufina S.A., Switzerland, and Valor Invest Ltd., a Virgin Island corporation.  He also serves on the board of directors of W2 Energy Inc., an Ontario corporation, Lunden Mining of Vancouver, British Columbia and Orko Silver Corporation.  Mr. Besuchet resides in Geneva, Switzerland.

Mr.  Abdul Majeed A. Al Fahim, Director

Mr. Majeed, a resident of Dubai, United Arab Emirates,  received a BA in Business Administration from Eastern Washington University and a MBA from the University of Toledo, Ohio. He has served as Executive Director of the private office of HH Dr.  Sheik Sultan Bin Khalifa Bin Zayed Al Nahyan since April, 2001.  He also has served since July, 2001 as Chief Executive of Spectrum Limited LLC. From March 1995 through April 2001 Mr. Majeed  was Head of the Projects and Direct Investment division of Abu Dhabi Investment Company (ADIC).

From September 1991 through March 1995 he held the position of Lecture of Finance and Banking at UAE, United Arab Emirates.

Mr. Mohamed H. Gova, Director

Mr. Gova, a citizen of the United Kingdom, has over 30 years experience and proven track record in the bidding, negotiation, acquisition and execution of major oil & gas contracts. He is a graduate of the University of Kent with a BS degree and a MBA degree from Warwick University. He has held various positions as set forth below.

Mr. Gova currently serves as a Commercial Director for  Petrofac International, Ltd. and Sharjah, UAE..  From 2004 to 2007, Mr. Gova served as Secondment from Halliburton / KBR to AgipKCO Management Team, Kashagan Development Project, Sharjah,UAE, and Kazakhstan and was a Senior member of the Execution Contract Management Team (ECMT), which was based in Sharjah, UAE.

From 2000 to 2004, Mr. Gove served as Contracts Director for the Thames Gateway Project London, UK, a$380m Project Finance Initiative to Build, Operate, Own and Turnover, (BOOT) lump sum project involving upgrading to motorway standards, 20 kms of a main road into London.

Limitation of Liability of Directors

Our directors and officers are indemnified as provided by the Colorado Revised Statutes and our Bylaws. These provisions provide that we shall indemnify a director or former director against all expenses incurred by him by reason of him acting in that position. The directors may also cause us to indemnify an officer, employee or agent in the same fashion.

We have been advised that in the opinion of the Securities and Exchange Commission indemnification for liabilities arising under the Securities Act is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities is asserted by one of our directors, officers, or controlling persons in connection with the securities being registered, we will, unless in the opinion of our legal counsel the matter has been settled by controlling precedent, submit the question of whether such indemnification is against public policy to a court of appropriate jurisdiction. We will then be governed by the court's decision.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No Executive Officer or Director of the Company has been the subject of any order, judgment, or decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Company is the subject of any pending legal proceedings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires Zulu Energy Corp. executive officers and directors, and persons who beneficially own more than ten percent of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish Zulu Energy Corp. with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to the Company and written representations from Company executive officers and directors, the Company believes that during the year ended June 30, 2007, the officers and directors filed all of their respective Section 16(a) reports on a timely basis.

Audit Committee

We do not have an Audit Committee, our board of directors during fiscal year 2006, performed some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors performed some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee at this time, however, our Board of Directors intend to continually evaluate the need for a Nominating Committee.

Code of Conduct

We have adopted a written code of conduct that governs all of our officers, directors, employees and contractors.  The code of conduct relates to written standards that are reasonably designed to deter wrongdoing and to promote:

(1)

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2)

Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

(3)

Compliance with applicable governmental laws, rules and regulations;

(4)

The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

(5)

Accountability for adherence to the code.

Compensation Committee

We currently do not have a compensation committee of the board of directors. Until a formal committee is established, if at all, our entire board of directors will review all forms of compensation provided to our executive officers, directors, consultants and employees including stock compensation and loans.

ITEM 10. EXECUTIVE COMPENSATION.

We may elect to award a cash bonus to key employees, directors, officers and consultants based on meeting individual and corporate planned objectives. With the exception of Paul Stroud, our President and CEO, we currently have no written employment agreements with any of our officers, however, the following shows the annual salaries, bonuses and stock awards for our officers and executives:

SUMMARY COMPENSATION TABLE
					Long-Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Fiscal Year	Annual Salary ($)	Annual Bonus ($)	Other Annual Compensation (1) ($)	Restricted Stock Awards ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Paul Stroud, CEO	2007	240,000	0	0	0	3,000,000 options	0	0
	2006	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0

Satyendra Deshpande, CFO	2007	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0

Employment Agreements

Paul Stroud, CEO

Effective September 24, 2007, we entered into an employment agreement with Paul Stroud to serve as our Chief Executive Officer. Pursuant to the agreement, Mr. Stroud will receive an annual base salary of $240,000. In addition, we granted Mr. Stroud 3,000,000 options to purchase shares of our common stock at $1.81 per share. Upon the Company authorizing a qualified stock option plan, the options issued hereunder shall be exchanged for qualified options under the stock option plan, with vesting and terms to be in accordance with the stock option plan. In addition, Mr. Stroud is entitled to a signing bonus and an annual bonus at the discretion of the board of directors and to participate in any and all benefit plans, from time to time, in effect for our employees, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of September 4, 2007:

•

by each person who is known by us to beneficially own more than 5% of our common stock;

•

by each of our officers and directors; and

•

by all of our officers and directors as a group.

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)	PERCENTAGE OF CLASS (2)

Brant Hodyno 83-40 Austin Street, Ste 2G Kew Gardens NY 11415	Common Stock	5,000,000	9.61%

Peter Hodyno 28 Preston Street, Huntington, NY 11743	Common Stock	5,000,000	9.61%

Donald Murdock LM 122-2303 4th Street SW Calgary, AB CANADA T2S 2S7	Common Stock	5,000,000	9.61%

All Officers and Directors As a Group (5 persons)	Common Stock	0

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of October 5, 2007 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Based on 52,000,000 shares of common stock issued and outstanding as of October 5, 2007.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

-None-

ITEM  13.   EXHIBITS AND REPORTS ON FORM 8K

(a) Exhibits included herewith are:

31.1

Certification of the Chairman of the Board, Chief Executive Officer, and Chief Financial Officer (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

31.2	Certification of the Principal Accounting Officer (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)

32

Written Statements of the Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.) (2)

(b) Reports on Form 8-K are incorporated herein by reference –

-

September 26, 2007 - September 26, 2007 the Registrant executed a binding Letter of Intent (“LOI”) to acquire 50% ownership in Nyati Botswana (PTY) Limited “(Botswana”). On September 26, 2007 Mr. Mohamed H. Gova was appointed to the registrant’s Board of Directors to serve until the next annual meeting of shareholders.  Mr. Gova, a resident of Great Britain, brings over thirty years experience in all phases of management and development of oil and gas projects world wide.

-

July 18, 2007 - On July 18, 2007 the Board of Directors of the registrant accepted the resignation of Mr. Brant Hodyno as a director and officer.  Named to the Board were Mr. Satyendra Deshpande of Denver, Colorado and Mr. Paul Stroud of Denver, Colorado.  Mr. Stroud was also appointed President, CEO and Secretary.  Mr. Deshpande was appointed Treasurer and Chief Financial Officer.

-

July 10, 2007 - On July 10, 2007 the Board of Directors voted unanimously to change the capitalization of the Registrant as follows:  common stock 500,000,000 shares authorized; Preferred stock 10,000,000 shares authorized

-

June 29, 2005 – On June 29, 2006 management became aware that financials statements for the quarters ended 12/31/06 and O3/31/07 were filed without being reviewed by our independent auditor and therefore cannot be relied upon.  Madsen Bros. CPAs are currently reviewing the statements for those two periods and when completed Zulu Energy, Corp. will promptly file both amended 10Qs.

-

March 5, 2007 - March 4, 2007 the Board of Directors of the registrant passed unanimously a resolution appointing two news directors and accepting the resignation of one director.  Appointed as directors:  Pierre Besuchet of Geneva, Switzerland; and Abdul Majeed Al-Fahim, Dubai, UAE. The Board of Directors also accepted the resignation of Peter Hodyno as a director and Secretary of the registrant.

-

January 16, 2007 - On  January 16, 2007 the Board of Directors unanimously a resolution authorizing a change of name of the corporation to Zulu Energy Corporation.  The authorized capital to be changed from 100,000,000 shares of common stock to 500,000,000 shares of common stock Preferred shares authorized to remain unchanged at 10,000,000.  Both common and preferred shares to have a par value of $0.001 per share

-

January 9, 2007 - On  January 8, 2007 the Board of Directors of the registrant passed unanimously a resolution authorizing a forward split of the issued and outstanding shares on a ten to one (10 - 1) basis bringing the total common shares issued and outstanding to 52,000,000

ITEM

14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditing fees paid for the fiscal year ended June 30, 2007 were $7,150. For the fiscal year ended June 30, 2006 the fees paid to our Principal Accountants amounted to $3,480.

SIGNATURES

In Accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZULU ENERGY, CORP.

By: s/s Paul Stroud

/s/ Satyendra Deshpande

            Paul Stroud, President, CEO                            Satyendra Deshpande, Secretary/Treasurer

                                                                                       and Principal Accounting Officer

October 10, 2007