Form 10QSB
period 2007-09-30
ZULU ENERGY CORP.
filed 2007-11-14
CIK 1373467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number:  000-52272

Zulu Energy Corp.

(Name of Small Business Issuer in Its Charter)

Colorado	20-3437301
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1066 West Hastings Street, Vancouver, BC  V6E 3X2

 (Address of Principal Executive Offices)

(604) 602 1717

(Registrant’s telephone number, including area code)

 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ ]

 No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]

No [X]

As of November 14, 2007, the Company had 52,000,000 shares of its par value $0.0001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [  ]

No [X]

ZULU ENERGY CORP.

(Formerly Global Sunrise, Inc.)

Quarterly Report on Form 10-QSB for the

Quarterly Period Ending September 30, 2007

Table of Contents

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheets:

September 30, 2007 (Unaudited) and June 30, 2007 (Audited)

2

Statements of Operations:

Three Months Ended September 30, 2007 and 2006 (Unaudited) and

Period from May 6, 2005 (Date of Inception) to September 30, 2007 (Unaudited)

3

Statements of Changes in Shareholders’ Equity:

Period from May 6, 2005 (Date of Inception) to September 30, 2007 (Unaudited)

4

Statements of Cash Flows:

Three Months Ended September 30, 2007 and 2006 (Unaudited) and

Period from May 6, 2005 (Date of Inception) to September 30, 2007 (Unaudited)

5

Notes to Unaudited Financial Statements:

September 30, 2007

6-10

Item 2.

Management Discussion and Analysis

11

Item 3.

Controls and Procedures

21

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings

22

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

22

Item 3.

Defaults Upon Senior Securities

22

Item 4.

Submission of Matters to a Vote of Security Holders

22

Item 5.

Other Information

22

Item 6.

Exhibits

22

Signatures

23

ZULU ENERY CORP.

(Formerly Global Sunrise, Inc.)

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

ASSETS
	September 30,	June 30,
	2007	2007

Cash	$ -	$ -

Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:

Accounts payable	23,418	16,800
Accrued wages	3,333	-
Loan from shareholder	16,800	-
Total Current Liabilities	43,551	16,800

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 10,000,000, none issued	-	-
Common stock, $.0001 par value; 500,000,000 shares authorized
52,000,000 and issued and outstanding	5,200	5,200
Additional paid in capital	3,909,300	33,300
Deficit accumulated during the exploration stage	(3,958,051)	(55,300)

Total Stockholders' Equity (Deficit)	(43,551)	(16,800)

Total Liabilities and Stockholders' Equity (Deficit)	$ -	$ -

ZULU ENERY CORP.

(Formerly Global Sunrise, Inc.)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

			From May 5, 2005
	For the three months ended		(Date of inception
	September 30,	September 30,	of exploration stage)
	2007	2006	to September 30, 2007

Revenue:	$ -	$ -	$ -
Total Revenue	-	-	-

Operating Expenses:
Mineral exploration costs	-	-	15,500
Accounting	1,312		1,312
Consulting	15,000		15,000
Professional Fees	5,350		5,350
Salaries	3,333		3,333
Stock based Compensation	3,876,000		3,876,000
Other General & administrative	1,756	2,517	41,556
Total Operating Expenses	3,902,751	2,517	3,958,051
		-

NET LOSS	$ (3,902,751)	$ (2,517)	$ (3,958,051)

Weighted Average Shares
Common Stock Outstanding	52,000,000	52,000,000

Net Loss Per Share
(Basic and Fully Dilutive)	$ (0.08)	(0.00)

ZULU ENERY CORP.

(Formerly Global Sunrise, Inc.)

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY(DEFICIT)

FOR THE PERIOD FROM THE DATE OF INCEPTION (MAY 5, 2005) TO SEPTEMBER 30

		Preferred Stock			Common Stock
		10,000,000 shares authorized			100,000,000 shares authorized		Additional	Deficit accumulated
	Shares		Par Value	Share		Par Value	Paid-In	during the exploration
	Issued		$.001 per share	Issued		$.0001 per share	Capital	stage	Total

BALANCE- May 6, 2005 (inception)	-		$ -	-		$ -	$ -	$ -	$ -
Issuance of common stock in exchange for services	-		-	10,000,000		1,000	-	-	1,000
Net loss for the period	-		-	-		-	-	(1,000)	(1,000)

BALANCE- June 30, 2005	-		-	-		1,000	-	(1,000)	-

Issuance of common stock for mineral claims	-		-	5,000,000		500	-	-	500
Issuance of common stock for cash at $.01 per share	-		-	37,000,000		3,700	33,300	-	37,000
Net loss	-		-	-		-	-	(16,560)	(16,560)

BALANCE- June 30, 2006	-		-	52,000,000		5,200	33,300	(17,560)	20,940

Net loss for the year ended June 30, 2007	-		-	-		-	-	(37,740)	(37,740)

BALANCE-June 30, 2007	-		-	52,000,000		5,200	33,300	(55,300)	(16,800)

Stock Based Compensation							3,876,000		3,876,000
Net Loss for the Quarter ended September 30, 2007								(3,902,751)	(3,902,751)

BALANCE- September 30, 2007	-		-	52,000,000		5,200	3,909,300	(3,958,051)	(43,551)

ZULU ENERY CORP.

(Formerly Global Sunrise, Inc.)

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF CASHFLOWS

			From May 6, 2005
			(date of inception)
	For the three months ended		to September 30,
	September 30, 2007	September 30, 2006	2007
Cash Flows Used in Operating Activities:
Net Loss	$ (3,902,751)	$ (2,517)	$ (3,958,051)
Adjustments to reconcile net (loss) to net cash provided
by operating activites:
Issuance of stock for services rendered	-	-	1,000
Issuance of stock for mineral claims (expensed)	-	-	500
Stock Based Compensation	3,876,000	-	3,876,000
Increase in payables	9,951	(15,000)	26,751

Net Cash Used in Operating Activities	(16,800)	(17,517)	(53,800)

Cash Flows from Investing Activities	$ -	-	-

Cash Flows from Financing Activities:
Loan from Shareholder	16,800	-	16,800
Issuance of common stock	-	-	37,000
Net Cash Provided by Financing Activities	16,800	-	53,800

Net Increase (Decrease) in Cash	-	(17,517)	-

Cash at Beginning of the Period	-	35,940	-

Cash at End of the Period	$ -	$ 18,423	$ -

The Company did not expend any cash for interest and tax expenses during the three months ended September 30, 2007.
Non cash financing activities
Stock options issued	$ 3,876,000

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties about us, our current and planned projects, and our projected results of operations.  There are several important factors that could cause actual results to differ materially from those anticipated by the forward-looking statements.  The Company has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks that might arise.  Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock.  The following discussion and analysis should be read in conjunction with the financial statements of the Company and notes thereto.  This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment from management.

Operations Plans

On September 25th, 2007, we signed a binding Letter of Intent (the “LOI”) with LMA Hughes, LLLP and Swansi Holdings Corp. to acquire an effective fifty-percent (50%) ownership interest in Nyati Botswana (PTY) Limited, the company having ownership of prospecting licenses, allowing for the exploration and production rights to more than two million (2,000,000) acres of what the Company believes is land containing contiguous coal beds for the production of coal bed methane gas (“CBM”), another form of natural gas, in the country of Botswana. The ensuing definitive agreements were expected to be executed on or before October 31, 2007, however, due to continuing negotiations, the Company has not yet executed such definitive agreements.  The parties believe that such agreements will be in final form and executed on or before the end of November, 2007.

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

Liquidity and Capital Resources

As at September 30, 2007, we had zero dollars ($0) in available cash.  As at September 30, 2007, we had a loan in the amount of $16,800 from one of the shareholders of the Company. The Company had $23,418 in accounts payables and $3,333 in accrued wages as on September 30, 2007. Shareholders loan of $16,800 was used to pay off accounts payables existing on June 30, 2007. The balance of accounts payables increased by $6,618 during the quarter ended on September 30, 2007 because of an increase in general and administrative expenses during the quarter ended on September 30, 2007.

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

Results of operations for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

Revenues. For the three months ended September 30, 2007 and September 30, 2006 there were no revenues from operating or any other activities.

Operating Expenses. For the three months ended September 30, 2007 operating expenses of $3,902,751 consisted primarily of stock-based compensation expense of $3,876,000, consulting fees of $15,000, professional and accounting fees of $6,662, salaries of $3,333 and other general and administrative expenses of $1,756. For the three months ended September 30, 2006, operating expenses were $2,517 consisting of general and administrative expenses of $2,517. The company has not made any investments in fixed assets since its inception.

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

Stock-based Compensation

We have adopted SFAS No. 123 “Accounting for Stock Based Compensation” as amended by SFAS No. 148 "Accounting for Stock-based Compensation - Transition and Disclosure”. We recognize stock-based compensation expense using a fair value based method. We do not have a qualified stock option plan in place as of the reporting date.

On September 24, 2007, the Company granted 3,000,000 stock options exercisable at $1.81 until September 24, 2012.  All these options vest on the date of the grant.

The fair value of these share purchase options which were granted during the three months ended September 30, 2007 was determined using the Company’s historical stock prices and the Black-Scholes option-pricing model with the following assumptions:

Risk free rate	3.875%
Dividend yield	0%
Weighted average expected volatility	90%
Weighted average expected option life	5 yrs

Weighted average fair value of options	$ 1.292
Total options outstanding	3,000,000
Total fair value of options outstanding	$ 3,876,000

During the three months ended September 30, 2007, the Company recorded stock based compensation expense of $3,876,000 in accordance with SFAS 123R.

The anti dilutive effect due to exercise of outstanding stock options using the if-converted method is non-significant.

ITEM 3. CONTROLS AND PROCEDURES

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

 None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

31.1

Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2

Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZULU ENERGY CORP.

Date: November 14, 2007	By: /s/ PAUL STROUD
PAUL STROUD
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2007	By: /s/ SATYENDRA DESHPANDE
SATYENDRA DESHPANDE
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

4