Form 10KSB
period 2007-12-31
ZULU ENERGY CORP.
filed 2008-04-15
CIK 1373467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

Commission File Number 000-52272

ZULU ENERGY CORP.
(Exact name of registrant as specified in its charter)

Colorado	20-3281304
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

122 N. Main Street, Sheridan, Wyoming 82801
(Address of principal executive offices) (Zip Code)

307-751-5517
(Issuer’s telephone number)

1066 West Hastings Street, Vancouver, BC V6E 3X2
(Former Address)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Issuer’s revenues for the year ended December 31, 2007 was $0.00.

State the aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $73,840,000 on March 7, 2008. Without asserting that any director or executive officer of the issuer, or the beneficial owner of more than five percent of the issuer’s common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 82,000,000 as of April 14, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

Transitional Small usiness disclosure format (check one):  Yes ☐ No ☒

TABLE OF CONTENTS

FORM 10-KSB ANNUAL REPORT

ZULU ENERGY CORP.

i

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-KSB that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Annual Report on Form 10-KSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•	Our ability to raise capital when needed and on acceptable terms and conditions;

•	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

•	The uncertainty of establishing proven reserves on our properties;

•
Delays in the exploration and development of our operations in Botswana due to unavailability of equipment, labor or supplies, limited capacity among engineering, procurement and drilling firms, climatic conditions or otherwise;

•	Insufficient transportation and transmission capacity, geological and mechanical conditions;

•	Delays or failures in obtaining and maintaining regulatory permits and/or licenses concerning mining, power generation, gas distribution and related requirements;

•	Political risks of operating in Africa;

•	Lack of infrastructure to distribute commercial quantities of coalbed methane;

•	Lack of markets for coalbed methane;

•	The intensity of competition; and

•	General economic conditions.

All written and oral forward-looking statements made in connection with this Annual Report on Form 10-KSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. All forward-looking statements speak only as of the date of this Annual Report on Form 10-KSB. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

The Company

Zulu Energy Corp. (“Zulu Energy,” “we” or “us”) is an exploration stage company focused on plans to drill for and extract methane gas from coalbeds, known as coalbed methane (CBM), in the Republic of Botswana. If we are successful in locating and developing coalbed methane in commercial quantities and raising the capital needed for such operations, we are considering one or more strategies to distribute or utilize for various purposes (including gas-to-diesel) the coalbed methane in Botswana and its neighboring countries.

We hold nine Prospecting Licenses, through Nyati Botswana, that were issued by the government of Botswana and which grant us the exclusive right for the exploration of coalbed methane on land to which the government of Botswana holds mineral rights. Our licenses expire in September 2008, but we plan to renew these licenses. Pursuant to Botswana law, however, we will only be able to renew 50% of the gross acreage under these licenses.

We believe that coalbed methane will become a significant source of competition to conventional natural gas. The potential resources of coalbed methane contained in the world’s coal deposits greatly exceed known conventional natural gas resources. In many areas, coalbeds contain three times more gas than found in the equivalent thicknesses of limestone or sandstone.

Currently, Botswana depends on neighboring countries to meet its energy needs. With the exception of coal, there are no oil, natural gas, or hydro resources in Botswana. During the past five years Botswana has been successful in expanding its electrical grid and electrification of certain rural areas. Botswana has created the goal of developing a greater choice of energy sources during the next five years. The focus is on diversifying its energy supplies and reducing its exposure to energy imports including the development of renewable and environmentally clean energy sources such as coal bed methane.

Incorporation and Organization

Zulu Energy was incorporated on May 6, 2005 as Global Sunrise, Inc. in the State of Colorado. In January 2007, we changed our name to Zulu Energy Corp. Prior to our acquisition of Nyati Botswana, our efforts had been limited to organizational activities and capital formation and initial due diligence on a mineral claim in Ontario, Canada. After careful consideration and review of the Botswana Coalbed Methane project, our board of directors determined that it would be in the best interest of our Company and our stockholders to abandon the mineral exploration project in Ontario, Canada and concentrate our efforts on the Botswana Coalbed Methane project. Since early 2007, we have employed a new Chief Executive Officer and new Chief Financial Officer and appointed new members to the board of directors in conjunction with the resignation of the previous members of the board of directors.

As more fully described below, following our acquisition of Nyati Botswana we changed our fiscal year to that of our wholly owned subsidiary, Nyati Mauritius and, as a result, the information reflected in our financial statements included at Item 7 of this Annual Report reflect the information of Nyati Mauritius and its subsidiaries.

Our shares are quoted on the Over-the-Counter (OTC) Bulletin Board quotation system under the symbol ZLUE.

Acquisition of Nyati Botswana

On December 20, 2007, we entered into a Share Exchange Agreement and Plan of Reorganization (the “Exchange Agreement”), dated as of December 19, 2007, with Nyati Mauritius Limited (“Nyati Mauritius”) and LMA Hughes LLLP (“LMA Hughes”). Nyati Mauritius is the parent entity of Nyati Resources Limited, which holds 50% of the issued and outstanding capital stock of Nyati Resources Botswana (Proprietary) Limited (“Nyati Botswana”), which holds certain Prospecting Licenses issued by the government of the Republic of Botswana. On December 20, 2007, we also entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”), dated as of December 19, 2007, with Swansi Holdings Corp. (“Swansi”) to acquire the remaining 50% of the issued and outstanding capital of Nyati Botswana. The transactions contemplated by the Exchange Agreement and the Stock Purchase agreement were consummated and all closing conditions were met on December 20, 2007. As a result of the transactions contemplated by the Exchange Agreement and Stock Purchase Agreement, Nyati Mauritius became our wholly-owned subsidiary, and we became the ultimate parent of Nyati Botswana.

Pursuant to the terms of the Exchange Agreement, we issued 30,000,000 shares of our common stock to LMA Hughes, which was the sole shareholder of Nyati Mauritius prior to the closing, in exchange for all of the issued and outstanding shares of capital stock of Nyati Mauritius. As a result of the foregoing issuance, LMA Hughes became our largest shareholder. We also granted LMA Hughes a 10% over-riding royalty interest in any properties that we acquire from LMA Hughes in the future and we agreed to reimburse LMA Hughes for certain expenses it incurred as part of this transaction. LMA Hughes is controlled by Brian Hughes, who recently joined our Board of Directors, and his children.

Pursuant to the terms of the Stock Purchase Agreement, we are obligated to pay Swansi $3 million in the aggregate and issue to Swansi a warrant to purchase 15,000,000 shares of our common stock exercisable at $1.50 per share. The warrant will have a five year term and have substantially the same terms as the warrants issued in the First Private Placement as described below. We were obligated to conclude a $5 million private placement by January 19, 2008 and to pay $1.5 million dollars of the proceeds to Swansi as part of the purchase price. Pursuant to the terms of the Stock Purchase Agreement, Swansi had a rescission right concerning the shares in Nyati Mauritius that it sold to us, however, Swansi subsequently waived this right. We refer to this private placement as the “First Private Placement.” By September 20, 2008, we are obligated to conclude a second private placement of at least $5 million of which $1.5 million is to be paid to Swansi as part of the purchase price.

No members of the board of directors of Zulu Energy or the officers of Zulu Energy resigned their positions as a result of the foregoing transactions.

The issuances of the common stock to LMA Hughes was made pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, as, among other things, each transaction did not involve a public offering, the investor was an accredited investor, the investor had access to information about the company and their investment, the investor took the securities for investment and not resale, and we took appropriate measures to restrict the transfer of the common stock.

Business Strategy

Our Prospecting Licenses allow us to explore for Coalbed Methane on approximately 2.2 million acres of land in the Pandamatenga area located in the northeast region of the Republic of Botswana on the southern part of the African continent. This area of Botswana is adjacent to the western area of the Republic of Zimbabwe where coal was discovered in the late 1970s and coalbed methane was subsequently discovered. We believe the strata in Zimbabwe extend west into Botswana, and we intend to confirm this belief during our initial exploration phases. Our goal is to discover and produce substantial commercial quantities of coalbed methane on the property. However, no assurance can be given that commercial quantities of coalbed methane will be produced.

Our business strategy is predicated on obtaining the necessary capital to fund the required operations. In the early stages of our business strategy, we plan to raise the required funds through primarily equity financings. If we conclude, based on our exploration and testing, that commercial quantities of coalbed methane can be extracted from the area to which we hold licenses we will need substantially more capital for operations and to construct required infrastructure to distribute the methane or otherwise bring the methane to market. Such financings could lie with development banks that are focused on this part of Southern Africa, including the United States Trade & Development Agency and the World Bank, or large institutional investors; however, we have no commitments for financing from any source and the availability of financing will depend upon many factors, including our exploration results, energy prices, investment needs, governmental regulation and government, economic and political conditions.

Our business plan is focused on a strategy for maximizing our expertise in identifying and developing coalbed methane resources in Botswana. To date, execution of our business plan has largely focused on identifying and obtaining prospective coalbed methane licenses in Botswana. Successful coalbed methane drilling is dependant on the knowledge and experience of the management team.

The three important concepts in defining economically viable coalbed methane acreage are coal thickness, the relationship between gas content and saturation, and permeability. During our initial exploration phases we intend to validate the economic viability of extracting commercial volumes of coalbed methane from the area to which we hold licenses.

Our business plan involves three phases. During the first phase we plan to drill approximately nine exploration wells to confirm the coal deposit, identify the absorption rates and gas content of the coal and identify production pilot locations. We anticipate that this initial exploration phase will last approximately six months. We plan to begin test drilling and initiate this first phase as soon as practicable after we have received funding. We expect that approximately $7 million of capital will be necessary for the first phase. Assuming we are successful in locating coalbed methane and raising the required capital, the second phase will likely involve the drilling of approximately 16 production test wells with the intent of demonstrating production and commercial viability or commercial volumes of coalbed methane. This phase will also likely include the dewatering of the coal and gas production and is expected to last approximately six months. The third phase will likely involve adding more wells to the pilot wells drilled in the second phase, expanding the then existing well footprint and increasing production. We anticipate that phase three will last approximately nine months. Costs for the second and third phase are estimated at $20 million. The initiation and completion of each of the three contemplated phases will require us to raise sufficient capital.

If we are successful in locating and developing coalbed methane in commercial quantities, and we are successful in obtaining the requisite funding, we plan to utilize the methane for one or more market uses, which could include (i) stand-alone power supply systems including small-scale self-contained gas turbines for power generation that would provide electricity to the national electricity grid network, (ii) gas-to-liquid production to produce high quality diesel fuel from coalbed methane, (iii) gas-fired power generation plant connecting to the national electricity grid and exporting to neighboring countries, or (iv) the development of a fertilizer plant using coalbed methane as a feedstock and as an energy source for ammonia production for internal use and export.

The Coalbed Methane Industry

Little more than a half-century ago, drillers seeking valuable crude oil bemoaned the discovery of natural gas, despite it being the most efficient and cleanest burning fossil fuel. Given the lack of transportation infrastructure at the time, wells had to be capped or the gas flared. As the U.S. economy expanded after World War II, the development of a vast interstate transmission system facilitated widespread consumption of natural gas in homes and business establishments. The demand for natural gas rose sharply in the 1980’s, when consumers and businesses began to find more uses for it. After years as a low-value commodity, natural gas ascended into the spotlight as demand for the fuel to fire power plants, heat homes and serve as a chemical feedstock outstripped the petroleum industry’s ability to tap new reserves. It is our belief that a similar use of natural gas in Africa would have a positive impact on the economic health of Botswana and its neighboring countries and would be a viable business opportunity for us.

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

Coalbed Methane

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

Coalbed methane is kept within coal by pressure. To produce the gas the water in the coalbed has to be removed, generally by using pumps. As pressure is reduced, the gas desorbs from the coal, flows to the well, and flows up the casing. At the wellhead, the flow rate is measured, and the gas is collected and compressed for transmission via pipelines to household, commercial and industrial users hundreds to thousands of miles away. As dewatering begins to lower the reservoir pressure, gas production occurs rapidly. If the target seam is under-saturated at a specific depth, significant water production must occur to reduce the reservoir pressure to allow gas production to commence. This process usually requires the drilling of adjacent wells and sometimes takes 6 to 36 months to complete. Coalbed methane production typically has a low rate of production decline and an economic life typically of 10 to 20 years.

The principal sources of coalbed methane are either biogenic, producing a dry gas which is generated from bacteria in organic matter, typically at depths less than 1,000 feet, or thermogenic, which is a deeper wet gas formed when organic matter is broken down by temperature and pressure.

The three main factors that determine whether gas can be economically recovered from coalbeds are: (1) the relationship between the gas saturation and the content of the coals; (2) the permeability or flow characteristics of the coals; and (3) the thickness of the coalbeds. Relatively high permeability, which can affect the ability of gas to easily travel to the borehole, is an important factor for the success of coalbed methane wells, but is not absolutely required.

Commodity Price Volatility

Oil and natural gas prices are volatile and subject to a number of external factors. Prices are cyclical and fluctuate as a result of shifts in the balance between supply and demand for oil and natural gas, world and North American market forces, conflicts in Middle Eastern countries, inventory and storage levels, OPEC policy, weather patterns and other factors. OPEC supply curtailment, tensions in the Middle East, increased demand in China and low North American crude stocks have kept crude oil prices high. Natural gas prices are greatly influenced by market forces in North America since the primary source of supply is contained within the continent. Market forces include the industry’s ability to find new production and reserves to offset declining production, economic factors influencing industrial demand, weather patterns affecting heating demand and the price of oil for fuel switching.

Competition

To our knowledge no other company is producing coalbed methane in Botswana but there is no assurance that other companies with greater resources than what we have will not explore for and produce coalbed methane in Botswana. CIC Energy Corp., however, is engaged in the development and mining of two coal properties located in the Mmamabula Coalfields in Southeastern Botswana and has stated that its business objective is to develop two coal-integrated power stations in Mmamabula, Botswana.

Governmental and Environmental Regulations

Our operations in Botswana are or will be subject to various types of regulation under the laws of the Republic of Botswana. Such regulation includes requiring licenses for the drilling of exploratory wells; environmental impact studies and assessments depending on the phase of exploration or production; permitting and additional license requirements once operations approach commercial production. Following our exploration and identification of coalbed methane in commercial quantities, we will be required to obtain a mining license from the government of Botswana and potentially other permits. In addition, we will be required to fund an environmental assessment or study prior to producing commercial quantities of coalbed methane.

Failure to comply with any laws and regulations may result in the assessment of administrative penalties, the imposition of injunctive relief or both. Moreover, changes in any of these laws and regulations could have a material adverse effect on our business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations.

We plan to establish guidelines and management systems to ensure compliance with governmental laws, rules and regulations. The existence of these controls cannot, however, guarantee total compliance with these laws, rules and regulations.

Employees

We currently have three full-time employees. We intend to hire additional employees upon receipt of additional financing.

RISK FACTORS

You should carefully consider each of the following risk factors and all of the other information provided in this Annual Report. The risks described below are those we currently believe may materially affect us. Our future development is and will continue to be dependent upon a number of factors. You should carefully consider the following information, as well as the more detailed information concerning our Company contained elsewhere in this Annual Report.

We Have a History Of Losses Which Should Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We incurred net losses of $2,365,412 and $1,418 for the years ended December 31, 2007 and 2006, respectively. We are in the development stage and there can be no assurance that we can achieve revenues or profitability on a quarterly or annual basis in the future. Our operations are subject to the risks inherent in the establishment of a business enterprise, and the special risks of resource exploration. Due to the nature of our business plan to make substantial expenditures for exploration and development activities in 2008 without sources of revenues, we expect to incur a substantial loss in 2008. Revenues and profits, if any, in future years will depend upon various factors, including the results of our exploration and development programs. We may not achieve our business objectives and the failure to achieve our goals would have an adverse impact on us.

Our Independent Auditors Have Expressed Substantial Doubt About Our Ability to Continue As a Going Concern, Which May Hinder Our Ability to Obtain Future Financing.

In their report dated April 12, 2008, our independent auditors stated that our financial statements were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources to commence and develop our operations and generate a profit, including obtaining additional funding from the sale of our securities, developing revenues or obtaining loans from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurance that our plans will prove successful.

There Is No Assurance That We Will Establish Commercial Discoveries on Our Properties.

We have no proven reserves on our properties in Botswana, and there is only limited data from neighboring areas. Although we believe the neighboring geologic strata may extend into our properties, until we explore the properties, we cannot be certain of the nature of the resource. We may not establish commercial discoveries on any of our properties.

Because We Are Small and Do Not Have Much Capital, We May Not Be Able to Commence or Properly Execute Our Proposed Operations, Which May Result in a Loss of Your Investment.

Because we are small and do not have much capital, we may not be able to commence or properly execute our proposed operations. We must raise capital to initiate and execute the initial exploration phases of our business strategy. We have no commitments or agreements for funding at this time. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, existing reserves may go undiscovered. Without finding reserves, we cannot generate revenues and you will lose your investment. Our plans to commercialize coalbed methane in Botswana will require additional substantial funding. Such funding is not guaranteed and if we are unable to raise such funds we will be unable to generate revenues and you will lose your investment.

We Have a Limited Operating History and if We Are Not Successful in Commencing Our Exploration Operations and Growing Our Business, Then We May Have to Cease All of Our Operations.

We have no history of revenues from operations. We have yet to generate earnings and there can be no assurance that we will ever operate profitably. Our success is significantly dependent on a successful exploration, development and production program. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

The Volatility of Natural Gas and Oil Prices Could Have a Material Adverse Effect on Our Business.

We have not yet begun to produce and sell Coalbed Methane. However, the prices of natural gas and oil affect our business to the extent that such prices influence a decision to invest in our company. If the prices of natural gas and oil are low, investors may decide to invest in other industries.

Terms of Subsequent Financings May Adversely Impact Your Investment.

We may engage in common equity, debt, or preferred stock financings to finance our initial operations. Your rights and the value of your investment in our common stock could be reduced by any type of financing we do due to the senior rights and preferences granted in those financings, or the prices at which the securities are sold by us. In addition, any share of common stock that we sell could be sold into the market impacting the price of our common stock.

If We Are Unable to Retain the Services of Mr. Paul Stroud or If We Are Unable to Successfully Recruit Qualified Managerial and Field Personnel Having Experience in Oil and Gas Exploration, We May Not Be Able to Continue Our Operations.

Our success depends to a significant extent upon the continued services of Mr. Paul Stroud, our Chief Executive Officer, President, and a director. Loss of the services of Mr. Stroud could have a material adverse effect on our growth, revenues, and prospective business. In order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and field personnel having experience in the oil and gas exploration business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

The Term of Our Coalbed Methane Prospecting Licenses Expires in September 2008, Renewal of These Licenses Cannot Be Assured, and We Could Incur Substantial Liability to the Republic of Botswana.

Our nine Coalbed Methane Prospecting Licenses granted to us by the government of the Republic of Botswana have three year terms and expire in September 2008. We have not made the required expenditures as required by the license during the first and second years of the licenses. As a result, our financial statements reflect a liability of $4,561,363, which we may need to pay the Republic of Botswana. Our total liability could exceed $8 million. Although we plan to make substantial expenditures in mid 2008, renewal of our licenses cannot be assured. At a minimum, we expect that 50% of the lease acreage will not be included in any license renewal.

The Potential Profitability of Our Project Depends Upon Factors Beyond the Control of Our Company.

The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These changes and events may materially affect our financial performance.

The marketability of Coalbed Methane in Botswana is not assured and will be affected by numerous factors beyond our control. Infrastructure for the distribution or conversion of this energy resource would have to be created, which will involve planning, funding and governmental approval. Other factors include market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. These factors cannot be accurately predicted and the combination of these factors may result in our company not receiving an adequate return on invested capital.

The Oil And Gas Industry Is Highly Competitive.

The oil and gas industry is intensely competitive. We will compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for competent and experience personnel, exploration equipment, desirable leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed.

Our Proposed Exploration and Development Operations are Subject to Regulation Which May Cause Substantial Delays or Require Capital Outlays in Excess of Those Anticipated Causing an Adverse Effect on Our Company.

Our proposed exploration and development activities are subject to the regulations and laws of the Republic of Botswana, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Various licenses and permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by governmental authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we expect that we will be required to do so in future and this may affect our ability to expand or maintain our operations.

Exploratory Drilling Involves Many Risks and We May Become Liable for Pollution or Other Liabilities Which May Have an Adverse Effect on Our Financial Position.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution or hazards against which we cannot adequately insure or which we may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

Any Change to Government Regulation/Administrative Practices May Have a Negative Impact on Our Ability to Operate and Our Ability to Achieve Profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the Republic of Botswana or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business.

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

ITEM 2.	DESCRIPTION OF PROPERTY

As at December 31, 2007, our principal offices were located at 1066 West Hastings Street, Suite 2610, Vancouver, BC V68 3X2. We have since moved our principal offices to 122 N. Main Street, Sheridan, Wyoming 82801.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the period ended December 31, 2007, the Company did not submit any matters to a vote of its security holders.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed for quotation on the OTC Bulletin Board under the symbol “ZLUE.” We began trading on January 1, 2007.

For the periods indicated, the following table sets forth the high and low bid prices per share of our common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Twelve Months Ended December 31, 2007		Twelve Months Ended December 31, 2006
	High	Low	High		Low
Quarter ended March 31, 2007	4.00	1.00	$	n/a	$	n/a
Quarter ended June 30, 2007	2.25	1.40		n/a		n/a
Quarter ended September 30, 2007	2.35	2.20		n/a		n/a
Quarter ended December 31, 2007	2.00	1.25		n/a		n/a

Holders

As of April 10, 2007, we have approximately 38 holders of our common stock and a total of 82,000,000 shares issued and outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Holladay Stock Transfer, Inc. with address at 2939 N 67th place, Scottsdale, AZ 85251.

Dividends

On January 8, 2007, we declared a 10-for-1 forward stock split of our issued and outstanding commons stock. We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends to stockholders in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

ITEM 6.	MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Report on Form 10-KSB. This discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Forward-Looking Statements” and “Risk Factors” set forth above.

Operations Plan

Our Prospecting Licenses allow us to explore for coalbed methane on approximately 2.2 million acres of land in the Pandamatenga area located in the northeast region of the Republic of Botswana on the southern African continent. We have previously granted overriding royalty interests in the land that is subject to the Prospecting Licenses equal to 10% in the aggregate.

Our goal is to discover and produce substantial commercial quantities of coalbed methane on the property under our Prospecting Licenses. No assurance can be given that commercial quantities of coalbed methane will be produced, if at all. The execution of our business plan will require additional capital which we do not now have on hand. The availability for such funding is also not assured.

Our business plan involves three phases. During the first phase we plan to drill approximately nine exploration wells to confirm the coal deposit, identify the absorption rates and gas content of the coal and identify production pilot locations. We anticipate that this initial exploration phase will last approximately six months. We plan to begin test drilling and initiate this first phase as soon as practicable after we have received funding. We expect that approximately $7 million of capital will be necessary for the first phase. Assuming we are successful in locating coalbed methane and raising the required capital, the second phase will likely involve the drilling of approximately 16 production test wells with the intent of demonstrating production and commercial viability or commercial volumes of coalbed methane. This phase will also likely include the dewatering of the coal and gas production and is expected to last approximately six months. The third phase will likely involve adding more wells to the pilot wells drilled in the second phase, expanding then existing well footprint and increase production. We anticipate that phase three will last approximately nine months. Costs for the second and third phase are estimated at $20 million. The initiation and completion of each of the three contemplated phases will require us to raise sufficient capital.

If we conclude, based on our exploration and testing, that commercial quantities of coalbed methane can be extracted from the area to which we hold licenses we will need substantially more capital to construct required infrastructure to distribute the methane or otherwise bring the methane to market. Such financings could lie with development banks that are focused on this part of Southern Africa, including the United States Trade & Development Agency and the World Bank, or large institutional investors, but we have no commitments or arrangements in place for these financings.

Our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures. We intend to seek equity and/or debt financing to support our proposed coalbed methane operations and capital expenditures. We cannot assure that continued funding will be available or available on terms acceptable to us.

Our future financial results will depend primarily on (1) our ability to discover and produce commercial quantities of coalbed methane; (2) the market price for oil and gas; and (3) our ability to fully implement our exploration and development program with respect to these and other matters. We cannot assure that we will be successful in any of these activities or that the prices of oil and gas prevailing at the time of production will be at a level allowing for profitable production.

We have not entered into commodity swap arrangements or hedging transactions. Although we have no current plans to do so, we may enter into commodity swap and/or hedging transactions in the future in conjunction with oil and gas production. We have no off-balance sheet arrangements.

Liquidity and Capital Resources

At December 31, 2007, we had $17,598 in available cash. At December 31, 2007, we had $329,713 in accrued expenses and accounts payables. On December 31, 2007 we had $29,575 in capitalized oil and gas properties as expenses incurred towards exploration activities during the year 2007 and $3,000,000 in capitalized costs of prospecting licenses. At December 31, 2007, our working capital deficiency totaled $8,120,123 and our stockholders’ deficit totaled $5,090,332. Investment in fixed assets during the year ended December 31, 2007 was $298 as compared to $0 during the year ended December 31, 2006.

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

Results of operations for the year ended December 31, 2007 compared to the year ended December 31, 2006.

Revenues. For the year ended December 31, 2007 and December 31, 2006 there were no revenues from operating or any other activities.

Operating Expenses. As of December 31, 2007 and based on Botswana law, management is of the opinion that the Company will not be able to renew 50% of the lease acreage and, accordingly, the financial statements reflect a liability of $4,561,393 (Pula 27,675,000 converted at $.16482) to the government of Botswana representing the aggregate minimum required prospecting expenditures over the three year lease term. The Company plans to accelerate the exploration activity on the properties and is of the opinion that such activity will be sufficient to enable the renewal of the remaining 50%. There is no assurance that the government will renew any of the leases.

For the year ended December 31, 2007 operating expenses of $4,748,830 consisted primarily of accrued expense due to the government of Botswana of $4,561,393 representing the aggregate minimum required prospecting expenditures over the three year lease term. For the year ended December 31, 2006 operating expenses of $1,418 consisted of general and administrative expenses.

Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements contained at Item 7 of this Annual Report on Form 10-KSB include the accounts of Zulu Energy and its wholly owned subsidiaries, Nyati Mauritius, Nyati Resources Limited, and Nyati Botswana. Collectively, the consolidated entities are referred to in the financial statements as the “Company.” All significant inter-company transactions have been eliminated.

Going Concern

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s net loss for the year ended December 31, 2007 totaled $2,365,412 and accumulated losses through December 31, 2007 totaled $4,760,510. As of December 31, 2007 the Company’s working capital deficiency totaled $8,120,123 and its shareholder deficit totaled $5,090,332. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern will be dependent upon its ability to obtain sufficient financing to pay its existing creditors, cover its operating overhead, and fund oil and gas exploration and production projects. Other market factors such as the price of oil, gas and other natural resources upon extraction at prices sufficient to generate profitable operations may impact the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Exploration Stage Company

The Company is in the exploration stage. The Company is in the process of acquiring oil and gas licenses and drilling rights located in Botswana, Africa. The recoverability of the cost of capitalized oil and gas properties are dependent upon the discovery of recoverable reserves, the Company’s ability to obtain the necessary funding to extract the reserves and the sale of production at profitable market prices.

The Company complies with Financial Accounting Standards Board Statement No.7 and SEC Guide 7 for its characterization of the Company as exploration stage.

Cash and Cash Equivalents

The Company considers all investments purchased with a maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist principally of cash. The Company maintains its cash with a quality financial institution. The Company did not maintain a balance in excess of the FDIC insured amount of $100,000 at any time during the year ended December 31, 2007.

Oil and Gas Activities - Successful Efforts Method of Accounting

On April 4, 2005, the FASB adopted FASB Staff Position FSP FAS 19-1 that amends Statement of Financial Accounting Standards No. 19 (FAS 19), Financial Accounting and Reporting by Oil and Gas Producing Companies, to permit the continued capitalization of exploratory well costs beyond one year if (a) the well found a sufficient quantity of reserves to justify its completion as a producing well and (b) the entity is making sufficient progress assessing the reserves and the economic and operating viability of the project.

The Company accounts for its crude oil development and natural gas development activities utilizing the successful efforts method of accounting. Under this method, costs of productive exploratory wells, development dry holes and productive wells and undeveloped leases are capitalized. Oil and gas lease acquisition costs are also capitalized. Exploration costs, including personnel costs, certain geological and geophysical expenses and daily rentals for oil and gas leases, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties.

The application of the successful efforts method of accounting requires managerial judgment to determine that proper classification of wells designated as developmental or exploratory which will ultimately determine the proper accounting treatment of the costs incurred. The results from a drilling operation can take considerable time to analyze and the determination that commercial reserves have been discovered requires both judgment and industry experience. Wells may be completed that are assumed to be productive and actually deliver oil and gas in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. Wells are drilled that have targeted geologic structures that are both developmental and exploratory in nature and an allocation of costs is required to properly account for the results. Delineation seismic incurred to select development locations within an oil and gas field is typically considered a development cost and capitalized, but often these seismic programs extend beyond the reserve area considered proved and management must estimate the portion of the seismic costs to expense. The evaluation of oil and gas leasehold acquisition costs requires managerial judgment to estimate the fair value of these costs with reference to drilling activity in a given area. Drilling activities in an area by other companies may also effectively condemn leasehold positions.

Revenue Recognition

The Company has not earned any revenues since its inception. Oil and gas revenues will be recorded at such time as the Company has delivered and transferred title to a purchaser of its product and the price has been reasonably determined.

Asset Retirement Obligations

The Corporation recognizes the value of a liability for an asset retirement obligation in the year in which a reasonable estimate of value can be made.

Changes in the liability for an asset retirement obligation due to the passage of time will be measured by applying an interest method of allocation. The amount will be recognized as an increase in the liability and an accretion expense in the statement of operations. Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset. At December 31, 2007 the value of the oil and gas property’s site restoration costs is insignificant.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

Goodwill and Intangible Assets

The Company has adopted the provisions of the FAS No. 142, “Goodwill and Intangible Assets.” Under FAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are annually tested for impairment. The determination of any impairment includes a comparison of the estimated future operating cash flows anticipated during the remaining life for the net carrying value of the asset as well as a comparison of the fair value to the book value of the Company or the reporting unit to which the goodwill can be attributed.

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board issued FAS 123R “Share-Based Payment,” a revision to FAS 123. FAS 123R replaces existing requirements under FAS 123 and APB 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. FAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. The Company adopted FAS 123R on November 1, 2006.

Income Taxes

The Company accounts for income taxes by the asset and liability method as mandated by Statement of Financial Standards Number 109. Under this method, current income taxes are recognized for the estimated income taxes payable for the current year. Future income tax assets and liabilities are recognized in the current year for temporary differences between the tax and accounting basis of assets and liabilities as well as for the benefit of losses available to be carried forward to future years for tax purposes that are likely to be realized. The Company is subject to income taxes in the Country of Mauritius.

Financial Instruments

The carrying values of cash, accounts payable and accrued liabilities and due to related parties approximate their fair value because of the short maturity of these instruments. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with the FAS No. 128, “Earnings per Share.” Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options, using the treasury stock method. The diluted EPS computation uses the average stock price for the year to determine the number of shares assumed to be purchased from the exercise of stock options or warrants. As at December 31, 2007 the Company has sustained operating losses and, accordingly, any dilutive potential common shares would have an anti-dilutive effect and are therefore not considered in computing diluted EPS.

Foreign Currency Translation

The accounts of the Company are translated in accordance with Statement of Financial Accounting Standard No. 52, which requires that foreign currency assets and liabilities be translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average rates prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as the accumulated other comprehensive adjustment in shareholders’ equity.

Accounting for Derivative Instruments and Hedging Activities

We have adopted SFAS No. 133 “Accounting for Derivative and Hedging Activities,” which requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain and loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. We have not entered into derivative contracts either to hedge existing risks or for speculative purposes, but we plan to use derivative contracts in the future solely for hedging prices on production.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make assumptions and estimates that effect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the application of SFAS 109 by defining the criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for our fiscal year commencing November 1, 2007. The adoption of FIN 48 is not expected to have an impact on our results of operations or financial condition.

In November 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combination (FAS 141(R)) and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160). FAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. FAS 141(R) and FAS 160 are effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (fiscal 2010 for the Company). FAS 141(R) will be applied prospectively. FAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of FAS 160 will be applied prospectively. Early adoption is prohibited for both standards. Management is currently evaluating the requirements of FAS 141(R) and FAS 160 and has not yet determined the impact on its financial statements.

In December 2007, the FASB issued FSAS No.157, Fair Value Measurements. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. However, the application of this Statement may change how fair value is determined. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As of December 1, 2007 the FASB has proposed a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Management is currently evaluating the requirements of FAS 157 and has not yet determined the impact on its financial statements.

In December 2007, the FASB issued FSAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 . This Statement provides all entities with an option to report selected financial assets and liabilities at fair value. The Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007, with early adoption available in certain circumstances. Management is currently evaluating the requirements of FAS 159 and has not yet determined the impact on its financial statements.

ITEM 7.	FINANCIAL STATEMENTS

Audited financial statements for the period ended December 31, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ZULU ENERGY CORP. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of ZULU Energy Corp. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2007, and for the period from August 11, 2005 (inception) to December 31, 2007. ZULU Energy Corp.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ZULU Energy Corp. and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007, and for the period from August 11, 2005 (inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, net capital deficiencies, and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Leon & Company, P.A.

Pembroke Pines, Florida

April 12, 2008

ZULU ENERGY CORP. & SUBSIDIARIES
(Formerly Global Sunrise, Inc.)
(An Exploration Stage Company)
AUDITED CONSOLIDATED BALANCE SHEETS AS AT

	December 31,	December 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$17,598	$-
Prepaid Expenses	5,468	3,723
Total Current Assets	23,066	3,723

Fixed Assets, net	216	-
Oil and Gas Properties	29,575	-
Prospecting Licenses	3,000,000	-

Total Assets	$3,052,857	$3,723
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payables	$266,380	$-
Accrued Expenses	63,333	-
Loan payable to shareholder	252,083	34,826
Liability – acquisition of prospecting licenses rights	3,000,000	-
Liabilities to Government of Botswana	4,561,393	-
Total Current Liabilities	$8,143,189	$34,826
Stockholders’ Deficit:
Preferred Stock, $.001 par value; authorized 10,000,000 shares, none issued	-	-
Common stock
500,000,000 shares authorized at $0.0001 par value, 82,000,000 shares and 600,000 shares issued and outstanding at 12/31/2007 and 12/31/2006 respectively.	8,200	60
Additional paid-in capital	(337,924)	(58)
Deficit accumulated during the exploration stage	(4,840,906)	(31,105)
Subscription receivable	(98)
Accumulated other comprehensive income	80,396	-
Total Stockholders’ Deficit	(5,090,332)	(31,103)

Total Liabilities and Stockholders’ Deficit	$3,052,857	$3,723

The accompanying notes are an integral part of these financial statements

ZULU ENERGY CORP. & SUBSIDIARIES
(Formerly Global Sunrise, Inc.)
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND THE PERIOD FROM AUGUST 11, 2005 (INCEPTION) TO DECEMBER 31, 2007

	YEAR ENDED DECEMBER 31, 2007	YEAR ENDED DECEMBER 31, 2006	FOR THE PERIOD FROM AUGUST 11, 2005 (INCEPTION) TO DECEMBER 31, 2007
Revenue	$-	$-	$-

Operating expenses	4,748,830	1,418	4,779,935

Loss from operations before Minority Interest	(4,748,830)	(1,418)	(4,779,935)
Minority Interest	2,303,022	-	2,303,022

Taxes	-	-	-

Loss for the period	$(2,445,808)	$(1,418)	$(2,476,913)
Other Comprehensive Income:
Foreign currency translation	80,396	-	80,396
Total Comprehensive Loss	$(2,365,412)	$(1,418)	$(2,396,517)

Comprehensive Loss per Share:

Primary	$(0.14)	$(0.00)

Weighted Average
Shares Outstanding	16,969,315	600,000

The accompanying notes are an integral part of these financial statements

ZULU ENERGY CORP. & SUBSIDIARIES
(Formerly Global Sunrise, Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the period from August 11, 2005 (Date of Inception) to December 31, 2007

					Deficit
					Accumulated
	Common Stock		Additional	Other	During the		Total
	Number		Paid In	Comprehensive	Exploration	Subscription	Stockholders
	Shares	Amount	Capital	Income	Stage	Receivable	(Deficiency)

Balance on Date of Inception	-	$-	$-	$-	$-		$-
Issuance of common stock–Aug. 11, 2005	600,000	60	(58)	-	-		2

Net loss for the year 2005	-	-	-	-	(7,087)	-	(7,087)
Balance, December 31, 2005	600,000	60	(58)	-	(7,087)		(7,085)

Net loss for the year 2006	-	-	-	-	(24,018)	-	(24,018)
Balance, December 31, 2006	600,000	60	(58)	-	(31,105)		(31,103)

Net Loss for the year ended Dec 31, 2007	-	-	-	80,396	(2,445,808)		(2,365,412)
Shares Issued – Subscription receivable	29,400,000	2,940	(2,842)	-	-	(98)	-
Issuance of common stock Dec 20, 2007 for Net Assets of Zulu Energy Corp.	52,000,000	5,200	(335,024)				(329,824)
Minority Interest Acquired	-	-	-	-	(2,363,993)	-	(2,363,993)
Balance, December 31, 2007	82,000,000	8,200	(337,924)	80,396	(4,840,906)	(98)	(5,090,332)

The accompanying notes are an integral part of these financial statements

ZULU ENERGY CORP. & SUBSIDIARIES
(Formerly Global Sunrise, Inc.)
(An Exploration Stage Company)
AUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
YEARS ENDED DECEMBER 31, 2007 AND 2006 AND FOR THE PERIOD FROM

AUGUST 11, 2005 (DATE OF INCEPTION) TO DECEMBER 31, 2007

			For the Period
			From August 11, 2005
	Year Ended	Year Ended	(Inception) to
	December 31,	December 31,	December 31,
	2007	2006	2007

Cash Flows from Operating Activities :
Net loss for the period	$(2,445,808)	$(1,418)	$(2,476,913)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	82	—	82
Changes in working capital balances:
Prepaid expenses	(1,745)	-	(5,468)
Other liabilities, net of minority interest	2,197,400	-	2,197,400
Accounts payable and accrued expenses	35,448	-	35,448
Net cash used by operating activities	(214,623)	(1,418)	(249,451)

Cash Flows used in Investing Activities:
Cash acquired upon investment in subsidiary	17,452	-	17,452
Fixed Assets	(298)		(298)
Oil and gas properties	(29,575)	—	(29,575)
Net cash used by investing activities	(12,421)	—	(12,421)

Cash Flows from Financing Activities:
Issuance of common stock	-	-	2
Increase in shareholder loan	164,246	1,418	199,072
Net cash provided by financing activities	164,246	1,418	199,074

Effects on exchange rates on cash	80,396	-	80,396

Increase in cash and cash equivalents	17,598	-	17,598

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of the period	$17,598	$0	$17,598

Supplemental Disclosures:
The Company did not pay any interest or taxes during the above periods.

Non-cash financing and investing activities:
The Company issued 52,000,000 shares of common stock for net monetary liabilities of $329,824.

The accompanying notes are an integral part of these financial statements

Zulu Energy Corp. & subsidiaries
(An Exploration Stage Company)
Notes to the Audited Consolidated Financial Statements
For the Period from August 11, 2005 (inception) to December 31, 2007

Note 1	Significant Accounting Policies

Basis of Presentation

These consolidated financial statements include the accounts of Zulu Energy Corp. (“Parent” or “ZULU”) and its wholly owned subsidiaries, Nyati Mauritius Limited (“Mauritius”), Nyati Resources Limited (“Resources”), and Nyati Botswana (“Proprietary”) Limited (Botswana). Collectively, the consolidated entities are referred to herein as the (“Company”). All significant inter-company transactions have been eliminated.

Going Concern

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s net loss for the year ended December 31, 2007 totaled $2,365,412 and accumulated losses through December 31, 2007 totaled $4,760,510. As of December 31, 2007 the Company’s working capital deficiency totaled $8,120,123 and its shareholder deficit totaled $5,090,332. These factors raise substantial doubt the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern will be dependent upon its ability to obtain sufficient financing to pay its existing creditors, cover its operating overhead, and fund oil and gas exploration and production projects. Other market factors such as the price of oil, gas and other natural resources upon extraction at prices sufficient to generate profitable operations may impact the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Exploration Stage Company

The Company is in the exploration stage. The Company is in the process of acquiring oil and gas licenses and drilling rights located in Botswana, Africa. The recoverability of the cost of capitalized oil and gas properties are dependent upon the discovery of recoverable reserves, the Company’s ability to obtain the necessary funding to extract the reserves and the sale of production at profitable market prices.

The Company complies with Financial Accounting Standards Board Statement No.7 and SEC Guide 7 for its characterization of the Company as exploration stage.

Cash and Cash Equivalents

The Company considers all investments purchased with a maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist principally of cash. The Company maintains its cash with a quality financial institution. The Company did not maintain a balance in excess of the FDIC insured amount of $100,000 at any time during the year ended December 31, 2007.

Zulu Energy Corp. & subsidiaries
(An Exploration Stage Company)
Notes to the Audited Consolidated Financial Statements
For the Period from August 11, 2005 (inception) to December 31, 2007

Oil and Gas Activities - Successful Efforts Method of Accounting

On April 4, 2005, the FASB adopted FASB Staff Position FSP FAS 19-1 that amends Statement of Financial Accounting Standards No. 19 (FAS 19), Financial Accounting and Reporting by Oil and Gas Producing Companies, to permit the continued capitalization of exploratory well costs beyond one year if (a) the well found a sufficient quantity of reserves to justify its completion as a producing well and (b) the entity is making sufficient progress assessing the reserves and the economic and operating viability of the project.

The Company accounts for its crude oil development and natural gas development activities utilizing the successful efforts method of accounting. Under this method, costs of productive exploratory wells, development dry holes and productive wells and undeveloped leases are capitalized. Oil and gas lease acquisition costs are also capitalized. Exploration costs, including personnel costs, certain geological and geophysical expenses and daily rentals for oil and gas leases, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties.

The application of the successful efforts method of accounting requires managerial judgment to determine that proper classification of wells designated as developmental or exploratory which will ultimately determine the proper accounting treatment of the costs incurred. The results from a drilling operation can take considerable time to analyze and the determination that commercial reserves have been discovered requires both judgment and industry experience. Wells may be completed that are assumed to be productive and actually deliver oil and gas in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. Wells are drilled that have targeted geologic structures that are both developmental and exploratory in nature and an allocation of costs is required to properly account for the results. Delineation seismic incurred to select development locations within an oil and gas field is typically considered a development cost and capitalized, but often these seismic programs extend beyond the reserve area considered proved and management must estimate the portion of the seismic costs to expense. The evaluation of oil and gas leasehold acquisition costs requires managerial judgment to estimate the fair value of these costs with reference to drilling activity in a given area. Drilling activities in an area by other companies may also effectively condemn leasehold positions.

Revenue Recognition

The Company has not earned any revenues since its inception. Oil and gas revenues will be recorded at such time as the Company has delivered and transferred title to a purchaser of its product and the price has been reasonably determined.

Zulu Energy Corp. & subsidiaries
(An Exploration Stage Company)
Notes to the Audited Consolidated Financial Statements
For the Period from August 11, 2005 (inception) to December 31, 2007

Asset Retirement Obligations

The Corporation recognizes the value of a liability for an asset retirement obligation in the year in which a reasonable estimate of value can be made.

Changes in the liability for an asset retirement obligation due to the passage of time will be measured by applying an interest method of allocation. The amount will be recognized as an increase in the liability and an accretion expense in the statement of operations. Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset. As at December 31, 2007 the value of the oil and gas property’s site restoration costs is insignificant.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

Goodwill and Intangible Assets

The Company has adopted the provisions of the FAS No. 142, “Goodwill and Intangible Assets.” Under FAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are annually tested for impairment. The determination of any impairment includes a comparison of the estimated future operating cash flows anticipated during the remaining life for the net carrying value of the asset as well as a comparison of the fair value to the book value of the Company or the reporting unit to which the goodwill can be attributed.

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board issued FAS 123R “Share-Based Payment,” a revision to FAS 123. FAS 123R replaces existing requirements under FAS 123 and APB 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. FAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. The Company adopted FAS 123R on November 1, 2006.

Zulu Energy Corp. & subsidiaries
(An Exploration Stage Company)
Notes to the Audited Consolidated Financial Statements
For the Period from August 11, 2005 (inception) to December 31, 2007

Income Taxes

The Company accounts for income taxes by the asset and liability method as mandated by Statement of Financial Standards Number 109. Under this method, current income taxes are recognized for the estimated income taxes payable for the current year. Future income tax assets and liabilities are recognized in the current year for temporary differences between the tax and accounting basis of assets and liabilities as well as for the benefit of losses available to be carried forward to future years for tax purposes that are likely to be realized. The Company is subject to income taxes in the Country of Mauritius.

Financial Instruments

The carrying values of cash, accounts payable and accrued liabilities and due to related parties approximate their fair value because of the short maturity of these instruments. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with the FAS No. 128, “Earnings per Share.” Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options, using the treasury stock method. The diluted EPS computation uses the average stock price for the year to determine the number of shares assumed to be purchased from the exercise of stock options or warrants. As at December 31, 2007 the Company has sustained operating losses and, accordingly, any dilutive potential common shares would have an anti-dilutive effect and are therefore not considered in computing diluted EPS.

Foreign Currency Translation

The accounts of the Company are translated in accordance with Statement of Financial Accounting Standard No. 52, which requires that foreign currency assets and liabilities be translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average rates prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as the accumulated other comprehensive adjustment in shareholders’ equity.

Accounting for Derivative Instruments and Hedging Activities

We have adopted SFAS No. 133 “Accounting for Derivative and Hedging Activities,” which requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain and loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. We have not entered into derivative contracts either to hedge existing risks or for speculative purposes, but we plan to use derivative contracts in the future solely for hedging prices on production.

Zulu Energy Corp. & subsidiaries
(An Exploration Stage Company)
Notes to the Audited Consolidated Financial Statements
For the Period from August 11, 2005 (inception) to December 31, 2007

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make assumptions and estimates that effect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the application of SFAS 109 by defining the criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for our fiscal year commencing November 1, 2007. The adoption of FIN 48 is not expected to have an impact on our results of operations or financial condition.

In November 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combination (FAS 141(R)) and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160). FAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. FAS 141(R) and FAS 160 are effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (fiscal 2010 for the Company). FAS 141(R) will be applied prospectively. FAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of FAS 160 will be applied prospectively. Early adoption is prohibited for both standards. Management is currently evaluating the requirements of FAS 141(R) and FAS 160 and has not yet determined the impact on its financial statements.

In December 2007, the FASB issued FSAS No.157, Fair Value Measurements. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. However, the application of this Statement may change how fair value is determined. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As of December 1, 2007 the FASB has proposed a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Management is currently evaluating the requirements of FAS 157 and has not yet determined the impact on its financial statements.

Zulu Energy Corp. & subsidiaries
(An Exploration Stage Company)
Notes to the Audited Consolidated Financial Statements
For the Period from August 11, 2005 (inception) to December 31, 2007

In December 2007, the FASB issued FSAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. This Statement provides all entities with an option to report selected financial assets and liabilities at fair value. The Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007, with early adoption available in certain circumstances. Management is currently evaluating the requirements of FAS 159 and has not yet determined the impact on its financial statements.

Note 2	Nature and Continuance of Operations

Zulu Energy Corp.
Zulu Energy Corp. (“Parent” or “ZULU”) was incorporated under the laws of the State of Colorado on May 6, 2005 under the name of Global Sunrise, Inc. On January 16, 2007 the Parent changed its name to Zulu Energy Corp. Prior to the share exchange agreement dated December 20, 2007, as more fully explained below, the Parent utilized a June 30 fiscal year-end. The Parent changed its year-end to December 31 as a result of the merger with Nyati Mauritius Limited (Mauritius). The focus of the Parent’s business plan is the acquisition of oil and gas properties and leasing rights and their exploration, development and production.

Effective December 20, 2007, the Parent acquired 100% of the outstanding common stock of Mauritius (including the subsidiary of Mauritius named Resources) in exchange for 30,000,000 common shares of the Parent. The Parent’s acquisition of Mauritius (an operating company) and its subsidiary has been recorded as a recapitalization of ZULU because the Parent is a “shell” company, accordingly, Mauritius is deemed to be the accounting acquirer. The 30,000,000 common shares issued have been recorded as if issued by Mauritius for the net monetary assets of the Parent. The statement of stockholder’s deficit reflects the accumulated deficit of Mauritius from its inception and that of the Parent from December 21, 2007 through December 31, 2007 and has been restated to reflect the 10 to 1 forward stock split of January 8, 2007 (see below) as if it had occurred at inception. The prior year comparative financial statements presented are those of Mauritius and its subsidiary.

Nyati Mauritius Limited
The Company was incorporated under the laws of the country of Mauritius on August 11, 2005 as Nyati Mauritius Limited.

The Company’s share capital is comprised of authorized common stock of 50,000 shares at $1 par value. The common shareholders have a right to one vote per share held.

At inception, the company issued 2 shares at $1 par value to the subscribers of the company.

Nyati Resources Limited acquired a controlling stake (90%) in a company called Nyati Botswana (Proprietary) Limited, when 90 shares of Nyati Botswana were issued to Nyati Resources on February 14, 2007 at par value i.e. Pula 1 per share. Nyati Botswana (Proprietary) Limited is an oil and gas (exploration stage) company. As on this date, the other 10% shares of Nyati Botswana were held by Swansi Holdings Corp.

On March 2, 2007 Swansi Holdings Corp. had entered into a call options agreement to buy 40 shares of Nyati Botswana (Proprietary) Limited from Nyati Resources Limited at $1 per share. On June 6, 2007 Nyati Resources Limited sold 40 shares of Nyati Botswana (Proprietary) Limited to Swansi Holdings Corp. pursuant to their exercising the call options agreement mentioned above, thus bringing down the ownership of Nyati Resources Limited in Nyati Botswana (Proprietary) Limited from 90% to 50%. As of December 31, 2007 the Company’s shareholding in Nyati Botswana (Proprietary) Limited was 50%. Prior to the December 20, 2007 share exchange agreement referred to below, the remaining 50% stock ownership interest in Nyati Botswana (Proprietary) Limited was held by Swansi Holdings Corp.

Zulu Energy Corp. & subsidiaries
(An Exploration Stage Company)
Notes to the Audited Consolidated Financial Statements
For the Period from August 11, 2005 (inception) to December 31, 2007

The Company issued 98 shares to its holding company LMA Hughes, LLP on July 2, 2007 at par value, thus bringing the total shares issued and outstanding of the company to 100. All shares of the company were acquired by ZULU on December 20, 2007.

Entry into a Material Definitive Agreement

On December 20, 2007, Zulu Energy Corp. (“Parent”) entered into a Share Exchange Agreement and Plan of Reorganization (the “Exchange Agreement”), dated as of December 19, 2007, with Nyati Mauritius Limited (“Nyati Mauritius”) and LMA Hughes LLLP (“LMA Hughes”). Nyati Mauritius is the parent entity of Nyati Resources Limited, which holds 50% of the issued and outstanding capital stock of Nyati Resources Botswana (Proprietary) Limited (“Nyati Botswana”), which holds certain exploration licenses issued by the government of the Republic of Botswana. On December 20, 2007, Parent also entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”), dated as of December 19, 2007, with Swansi Holdings Corp. (“Swansi”) to acquire the remaining 50% of the issued and outstanding common stock of Nyati Botswana. The transactions contemplated by the Exchange Agreement and the Stock Purchase agreement were consummated and all closing conditions were met on December 20, 2007. As a result of the transactions contemplated by the Exchange Agreement and Stock Purchase Agreement, Nyati Mauritius and Nyati Botswana became the wholly-owned of subsidiaries of Zulu Energy Corp.

Pursuant to the terms of the Exchange Agreement, Zulu Energy Corp. issued 30,000,000 shares of its common stock to LMA Hughes, which was the sole shareholder of Nyati Mauritius prior to the closing, in exchange for all of the issued and outstanding shares of common stock of Nyati Mauritius. As a result of the foregoing issuance, LMA Hughes became the largest shareholder of Zulu Energy Corp. Parent also granted LMA Hughes a 10% over-riding royalty interest in any properties that the Companies acquire from LMA Hughes in the future and the Company agreed to reimburse LMA Hughes for certain expenses it incurred as part of this transaction.

Pursuant to the terms of the Stock Purchase Agreement, the Company is obligated to pay Swansi $3 million in the aggregate in two tranches of $1.5 million each. The first tranche is payable within thirty business days of the December 20, 2007 closing date and the second tranche is payable nine months following the closing date. The initial tranche period expired without the payment of the $1.5 million term amount. On March 26, 2008, Swansi transferred their 50% interest in Nyati Botswana to the Company. Upon the completion of a private placement and payment to Swansi of the initial $1.5 million tranche, the Company is obligated to issue to Swansi 15,000,000 common stock warrants expiring five years from issuance at an exercise price of $1.50 per share.

The issuances of the common stock to LMA Hughes was made pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, as, among other things, each transaction did not involve a public offering, the investor was an accredited investor, the investor had access to information about the company and their investment, the investor took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the common stock.

Zulu Energy Corp. & subsidiaries
(An Exploration Stage Company)
Notes to the Audited Consolidated Financial Statements
For the Period from August 11, 2005 (inception) to December 31, 2007

Note 3	Preferred Stock And Common Stock

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock having a par value of $.001 per share. The Company has not issued any shares of preferred stock.

Common Stock

The Company issued 600,000 shares of its common stock on August 11, 2005 to its founders for $2.

The Company issued 29,400,000 shares of its common stock on July 2, 2007 for a subscription receivable of $98.

The Company issued 52,000,000 shares of its common stock on December 20, 2007 for the net monetary assets of Zulu Energy Corp.

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

Note 4	Fixed Assets

All fixed assets are recorded at cost. Depreciation is provided for using the straight-line method as follows:

	December 31,			December 31,
	2007			2006
		Accumulated
Asset Class	Cost	Depreciation	Net	Net
Property, Plant & Equipment	$298	$82	$216	$—

Total	$298	$82	$216	$—

Estimate for the life of property, plant and equipment is 10 years and a 10% rate of depreciation is assumed fair.

Note 5	Oil and Gas Properties

The Company has acquired nine leases in unproved oil and gas properties located in Botswana. Under the terms of the lease agreements the Company is required to pay its share of royalties and other obligations. The Company paid $7,579 and $7,996 for the lease years ended September 30, 2007 and 2006, respectively to the Government of Botswana under such lease agreements. Such leases expire in September 30, 2008. There is no assurance that the leases will be extended by the government.

Zulu Energy Corp. & subsidiaries
(An Exploration Stage Company)
Notes to the Audited Consolidated Financial Statements
For the Period from August 11, 2005 (inception) to December 31, 2007

Pursuant to such contracts, as at December 31, 2007 the Company was obligated to pay $5,684 to maintain the leases. This amount does not contemplate funds required for exploration.

Pursuant to the lease agreements the Company was required to expend the following amounts during the lease period:

Lease Period Ended	Description	Amount in Pulas
9/30/06	Study of Data, Bore hole to 300m, Desorption study for 6 months	1,150,000

9/30/07	Data interpretation, Permeability study, Drill production Bore hole, Test CBM produced	2,000,000

9/30/08	Full feasibility Study, Production and marketing Study	3,000,000

As of December 31, 2007 the Company has not expended the amounts required during the lease periods. Amounts that were to be spent on exploration are due to the government by Botswana law. As of December 31, 2007 and based on Botswana law, management is of the opinion that the Company will not be able to renew 50% of the lease acreage and, accordingly, the financial statements reflect a liability of $4,561,393 (P 27,675,000 converted at $.16482) to the government of Botswana representing the aggregate minimum required prospecting expenditures over the three year lease term. The Company plans to accelerate the exploration activity on the properties and is of the opinion that such activity will be sufficient to enable the renewal of the remaining 50%. There is no assurance that the government will renew any of the leases.

The company has capitalized $29,575 spent during the year ended December 31, 2007 towards exploration activities as oil and gas properties.

Note 6	Related Party Transactions

Amounts due to related parties consist of loan in the amount of $252,083 from LMA Hughes, LLLP which is an affiliate of a shareholder of the company. As at December 31, 2007 these loans remain payable to LMA Hughes, LLLP and are unsecured, non-interest bearing and without specific terms for repayment.

Zulu Energy Corp. & subsidiaries
(An Exploration Stage Company)
Notes to the Audited Consolidated Financial Statements
For the Period from August 11, 2005 (inception) to December 31, 2007

Note 7	Stock-based Compensation

We have adopted SFAS No. 123 “Accounting for Stock Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-based Compensation - Transition and Disclosure.” We recognize stock-based compensation expense using a fair value based method. We do not have a qualified stock option plan in place as of the reporting date.

On September 24, 2007, the Company granted 3,000,000 stock options exercisable at $1.81 until September 24, 2012. All these options vest on the date of the grant.

The fair value of these share purchase options was determined using the Company’s historical stock prices and the Black-Scholes option-pricing model with the following assumptions:

Risk free rate	3.875%
Dividend yield	0%
Weighted average expected volatility	90%
Weighted average expected option life	5 yrs
Weighted average fair value of options	$1.292
Total options outstanding	3,000,000
Total fair value of options outstanding	$3,876,000

These options were granted by the legal parent who is the accounting acquiree for financial reporting purposes. Accordingly, due to the vesting of the stock options prior to the December 20, 2007 stock exchange agreement the statement of operations does not reflect the effect of this transaction.

Note 8	Accrued Expenses

Accrued salary payable to the CEO of the Company for $63,333 has been recorded as accrued expenses as on December 31, 2007.

Note 9	Income Taxes

As of December 31, 2007 the Company had net operating loss (NOL’s) carry-forwards of approximately $387,869 expiring in years 2026 through 2027. Total deferred net tax assets and the related valuation allowance as of December 31, 2007 and 2006 is as follows:

	2007	2006
Deferred tax assets, net of liabilities	$131,875	$5,630
Valuation allowance	(131,875)	(5,630)
	-0-	-0-

The deferred net tax assets are computed using a corporate tax rate of 34%. The value of the net deferred tax assets was offset by a valuation allowance due to the uncertainty of the future realization of the net deferred tax assets.

Note 10	Commitments and Contingencies

The Company is obligated to spend Pula (“P”) 6,150,000 or approximately $1,000,000 US per lease over the term of the lease (three years). If such expenditures do not occur then such amounts are payable to the government of Botswana. The total expenditure committed is $9,000,000 US for nine leases. The Company believes that it will be able to perform sufficient work on the leaseholds so that the maximum amount it will owe the government is $4.5 million.

Zulu Energy Corp. & subsidiaries
(An Exploration Stage Company)
Notes to the Audited Consolidated Financial Statements
For the Period from August 11, 2005 (inception) to December 31, 2007

Note 11	Subsequent Events

The Company was obligated to conclude a private placement by January 19, 2008 for five million dollars pursuant to the stock purchase agreement with Swansi. The Company was not able to conclude such private placement and is in default under the stock purchase agreement. There were no monetary consequences as a result of not concluding the private placement by the foregoing date.

The Company has received a non compliance letter from the government of Botswana regarding the committed work and required expenditures on its leased acreage. The Company expects to accelerate its drilling process prior to the renewal application deadline at the end of June for its leases. As of April 10, 2008, the Company has not commenced drilling, however, subject to the completion of a financing, the Company expects to have at least 3 holes drilled by the end of June 2008.

The Company is in the process of conducting a $5 million private placement to fulfill its obligations under the stock purchase agreement with Swansi, which is expected to close in April 2008.

The Company has finalized employment contracts with three individuals and has amended its CEO’s employment agreement.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 12, 2008, the Company dismissed Madsen & Associates CPA’s, Inc. (“Madsen & Associates”) as its registered independent public accountant and appointed De Leon & Company, P.A. as its registered independent public accountant. The disclosure required by Item 304 of Regulation S-B was filed with the Securities and Exchange Commission (“SEC”) under Item 4.01 of the Current Report on Form 8-K, which was filed with the SEC on February 12, 2008. Madsen & Associates furnish us a letter required by Item 304 of Regulation S-B, which was addressed to the SEC and which was filed as Exhibit 16.1 to the Current Report on Form 8-K filed by the Company with the SEC on February 12, 2008.

ITEM 8A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2007. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of December 31, 2007 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Zulu Energy’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of its management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Zulu Energy’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2007. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, our management believes that, as of December 31, 2007, Zulu Energy’s internal control over financing reporting is effective based on those criteria.

This Annual Report on Form 10-KSB does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-KSB.

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

ITEM 8B	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE

The required information concerning directors and executive officers has been omitted in accordance with General Instruction G. Such information regarding directors and executive officers will be set forth under the headings of “Election of Directors” and “Executive Officers who are not Directors” of the Proxy Statement relating to the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

The information relating to compliance with Section 16(a) of the Exchange Act has been omitted in accordance with General Instruction G. Such information will be set forth under the heading of “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement relating to the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

The required information concerning a Code of Ethics has been omitted in accordance with General Instruction G. Such information will be set forth under the heading of “Code of Ethics” of the Proxy Statement relating to the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

The information relating to the Audit Committee and the Audit Committee Financial Expert has been omitted in accordance with General Instruction G. Such information regarding the Audit Committee and the Audit Committee Financial Expert will be set forth under the heading “Report of the Audit Committee” of the Proxy Statement relating to the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 10.	EXECUTIVE COMPENSATION.

The required information concerning executive officer and director compensation has been omitted in accordance with General Instruction G. Such information regarding executive officer and director compensation will be set forth under the headings of “Executive Compensation” of the Proxy Statement and is incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The required information concerning security ownership of certain beneficial owners, management and related stockholder matters has been omitted in accordance with General Instruction G. Such information will be set forth under the headings of “Security Ownership of Certain Beneficial Owners” of the Proxy Statement and is incorporated herein by reference.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The required information concerning certain relationships and related transactions and director independence has been omitted in accordance with General Instruction G. Such information will be set forth under the headings of “Certain Relationship and Related Transactions” of the Proxy Statement and is incorporated herein by reference.

ITEM 13.	EXHIBITS

Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

Exhibit
Number	Description

2.1	Stock Exchange Agreement and Plan of Reorganization among Zulu Energy Corp, Nyati Mauritius Limited and LMA Hughes LLLP dated December 19, 2007[1]

3.1	Amended and Restated Articles of Incorporation [1]

3.2	Bylaws[2]

10.2	Stock Purchase Agreement between Zulu Energy Corp. and Swansi Holdingss Corp. dated as of December 19, 2007[1]

10.3	Tax Indemnification Letter Agreement between Zulu Energy Corp. and LMA Hughes LLLP dated December 19, 2007[1]

16.1	Letter from Former Accountant[3]

Exhibit
Number	Description

21.1*	Schedule of Subsidiaries of the Company

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2007, File No. 000-52272.

2.	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the Commission on September 1, 2006, File No. 333-137076.

3.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 12, 2008, File No. 000-52272.

*	Filed herewith.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The required information concerning our principal accountant’s fees and services has been omitted in accordance with General Instruction G. Such information will be set forth under the headings of “Appointment of Independent Registered Public Accountants” of the Proxy Statement and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZULU ENERGY CORP.
By:	/s/ Paul Stroud
Paul Stroud, President, Chief Executive Officer and Director

Date: April 14, 2008

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Paul Stroud
Paul Stroud, President, Chief Executive Officer and Director

Date: April 14, 2008

By:	/s/ Satyendra Deshpande
Satyendra Deshpande, Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and Director

Date: April 14, 2008

By:
Abdul Majeed Al Fahim, Director

Date: April 14, 2008

By:	/s/ Pierre Besuchet
Pierre Besuchet, Director

Date: April 14, 2008

By:	/s/ Mohammed Gova
Mohammed Gova, Director

Date: April 14, 2008

By:	/s/ Brian Hughes
Brian Hughes, Director

Date: April 14, 2008

Exhibit List

Exhibit
Number	Description
2.1	Stock Exchange Agreement and Plan of Reorganization among Zulu Energy Corp, Nyati Mauritius Limited and LMA Hughes LLLP dated December 19, 2007[1]

3.1	Amended and Restated Articles of Incorporation [1]

3.2	Bylaws[2]

10.2	Stock Purchase Agreement between Zulu Energy Corp. and Swansi Holdingss Corp. dated as of December 19, 2007[1]

10.3	Tax Indemnification Letter Agreement between Zulu Energy Corp. and LMA Hughes LLLP dated December 19, 2007[1]

16.1	Letter from Former Accountant[3]

21.1*	Schedule of Subsidiaries of the Company

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2007, File No. 000-52272.

2.	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the Commission on September 1, 2006, File No. 333-137076.

3.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 12, 2008, File No. 000-52272.

*	Filed herewith.