Form 10KSB/A
period 2007-12-31
ZULU ENERGY CORP.
filed 2008-04-29
CIK 1373467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

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

N/A

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  88,000,000 as of April 28, 2008.

DOCUMENTS INCORPORATED BY REFERENCE
Not applicable.

Transitional Small Business disclosure format (check one): Yes ☐ No ☒

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A (this “Amendment”) amends our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, originally filed on April 15, 2008 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2007. In addition, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Exchange Act, we are including with this Amendment currently dated certifications. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

TABLE OF CONTENTS

FORM 10-KSB/A ANNUAL REPORT

ZULU ENERGY CORP.

As used in this document, references to “Zulu Energy”, “our company”, “the Company”, “we”, “us”, and “our” refer to Zulu Energy Corp. and its directly and indirectly wholly-owned subsidiaries.

i

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE

Our current directors and executive officers, their respective positions and ages, and the year in which each director was first elected, are set forth in the following table.

Name	Age	Positions Held	Year of Election as Director
Paul Stroud	60	Director, President, Chief Executive Officer	2007
Satyendra Deshpande	29	Director, Secretary, Treasurer & Chief Financial Officer	2007
Pierre Besuchet	67	Director	2007
Abdul Majeed Al Faheem	48	Director	2007
Mohamed Gova	63	Director	2007
Brian Hughes	53	Director	2008
James Hostetler	34	Executive Vice President	--
Keith Reeves	49	Vice President of Exploration	--

The following identifies the background information for our directors, officers and other key employees:

Mr. Paul Stroud, President & Chief Executive Officer

Mr. Stroud has served as a director Zulu Energy, and as its President and Chief Executive Officer, since September 2007. Mr. Stroud brings over thirty years of world-wide experience in all facets of the energy industry. His background includes in depth experience in onshore and offshore oil and gas exploration and drilling; coal bed methane wells; and hot water and high pressure steam (thermal) wells.

Prior to joining Zulu Energy, Mr. Stroud served as Chief Operating Officer of Tatonka Oil & Gas, Inc., headquartered in Denver, Colorado (a public company traded on the OTCBB), from January 2007 to September 2007. Between December 2006 and January 2007, Mr. Stroud was Vice President - Engineering for Tatonka Oil & Gas, Inc. He was the founder and owner of the Sheridan, Wyoming-based energy consulting firm Solutions Team Inc from 1998 to December 2006. Mr. Stroud’s engagements at Solutions Team Inc. included both coal bed methane and geothermal drilling projects for clients that included McMurray Oil Company, Unocal Geothermal, Ormat, Pinnacle Gas Resources, Inc. and J.M. Huber Corporation. From 1991 to 1992, Mr. Stroud was a drilling Superintendent with OESI Power Corporation. From 1978 to 1991, Mr. Stroud was a drilling superintendent and supervisor for UNOCAL. From 1973 to1978, Mr. Stroud was a drilling supervisor with Atlantic Oil Co., and from 1972 to 1973, he was a drilling supervisor and engineer with Shell Oil Co. Mr. Stroud studied at Sacramento State College from 1968 to 1971 and graduated with a BA with majors in Political Science and History and a minor in Civil Engineering. Mr. Stroud was certified as a Mud Engineer by Dresser Industries in January of 1980 and completed a number of drilling technology courses at both Shell Oil Drilling and UNOCAL.

Mr. Satyendra Deshpande, Secretary, Treasurer, Chief Financial Officer

Mr. Deshpande has served as a director of Zulu Energy, and as its Secretary, Treasurer and Chief Financial Officer, since September 2007. Mr. Deshpande has over eight years’ experience in the areas of accounting and finance across multiple industries ranging from public and private corporations to banks, educational institutions and non-profit organizations. Mr. Despanded has been actively involved in annual budgeting process and working capital management of large to midsize public corporations.

Prior to joining Zulu Energy, Mr. Deshpande served as the Controller of Tatonka Oil and Gas, Inc., headquartered in Denver (a public company traded on the OTCBB), from February 2007 to November 2007. From January 2005 to February 2007, Mr. Deshpande served as Sr. Financial Analyst for Ingledew & Associates, a public accounting firm. From August 1999 through June 2003, Mr. Deshpande served as Chief Auditor for P.G. Joshi & Co., a public accounting firm located in India.

Mr. Deshpande earned a Masters in Business Administration in finance and accounting from San Diego State University in 2006 and a Masters in Commerce from Nagpur University in India in 2003.

Mr. Pierre Besuchet, Director

Mr. Besuchet has served as a director of Zulu Energy since March 2007. Mr. Besuchet has over 40 years experience is asset management and investment banking research. Mr. Besuchet has served as Director of Faisal Finance S.A., which is controlled by Dar al-Maal Islami, S.A., Switzerland, Indufina S.A., Switzerland, and Valor Invest Ltd., Virgin Islands, for more than ten years. Mr. Besuchet founded Pierre Besuchet, Asset Management, Geneva, Switzerland in 1980, and has since acted as its managing director.

Mr. Besuchet, a resident of Geneva, Switzerland, serves on the board of directors of W2 Energy Inc. (a public company quoted on The Pink Sheets Electronic Quotation System), FNDS3000 Corp. (a public company traded on the OTCBB), and Orko Silver Corporation.  Mr. Besuchet served on the board of directors of Lunden Mining of Vancouver, British Columbia, for over 20 years until 2006.

Mr.  Abdul Majeed A. Al Fahim, Director

Mr. Majeed has served as a director of Zulu Energy since March 2007. Mr. Majeed has served as Executive Director of the private office of HH Dr.  Sheik Sultan Bin Khalifa Bin Zayed Al Nahyan since April, 2001.  Mr. Majeed has served as Chief Executive of Spectrum Limited LLC since July, 2001. From March 1995 through April 2001, Mr. Majeed  was head of the Projects and Direct Investment division of Abu Dhabi Investment Company (ADIC). From September 1991 through March 1995, Mr. Majeed he held the position of Lecture of Finance and Banking at UAE, United Arab Emirates.

Mr. Majeed, a resident of Dubai, United Arab Emirates, received a BA in Business Administration from Eastern Washington University in 1988 and a Masters of Business Administration from the University of Toledo, Ohio in 1994.

Mr. Mohamed H. Gova, Director

Mr. Gova joined Zulu Energy as a director in September 2007. Mr. Gova has over thirty years’ experience in the bidding, negotiation, acquisition and execution of major oil & gas contracts. Since February 2002, Mr. Gova has been based in Sharjah, United Arab Emirates, where he is employed as a commercial director for Petrofac International, Ltd., which is quoted on the London Stock Exchange.  From 2004 to 2007, Mr. Gova was seconded by Halliburton / KBR to AgipKCO for the development of the Kashagan field located in Kazukhstan, where he served as a lead member of the executive management team. From 2000 to 2004, Mr. Gova served as contracts director for the Thames Gateway Project London, UK, a US$380m project finance initiative to build, operate, own and turnover a lump sum project involving upgrading to motorway standards for an existing twenty kilometers of a main road into London.

Mr Gova is a citizen of the United Kingdom. He is a graduate of the University of Kent with a BSc degree, and he received a Masters of Business Administration degree from Warwick University.

Mr. Brian Hughes, Director

Mr. Hughes has served as a director of the Company since April 2008. Mr. Hughes has served as the Chairman of the Board of Directors of Tatonka Oil & Gas, Inc. (a public company traded on the OTCBB) since October 30, 2006. Mr. Hughes is the president of Hughes Ventures, which is the general partner of LMA Hughes LLLP, a principal shareholder of the Company. He has been an independent oil and gas investor since 2000. Mr. Hughes’ prior employment included three years as a Petroleum Engineer at Shell before embarking on a career as an independent petroleum engineer for eighteen years. Mr. Hughes had central roles at Pennaco Energy, Ultra Petroleum and J.M. Huber Corporation.

Mr. Hughes studied at West Point from 1973 to 1977 and graduated with a BS in Engineering. Mr. Hughes studied at the University of Texas from 1983 to 1985 and graduated with an MS in Petroleum Engineering at the University of Texas.

Mr. James Hostetler, Executive Vice President

Mr. Hostetler has served as Executive Vice President of the Company since April 2008. Mr. Hostetler also currently serves as a Principal of DJI Partners, Chicago, Illinois, an investment banking and corporate finance consulting firm that intermediates between micro-cap companies and the capital markets. From October 2006 through September 2007, Mr. Hostetler served as Vice President – Corporate Finance for Tatonka Oil & Gas, Inc., Denver, Colorado (a public company traded on the OTCBB). From September 2005 through July 2006, Mr. Hostetler served as Vice President – Corporate Finance and Investor Relations for Trinity Workplace Learning, Inc., Dallas, Texas. From May 2002 through November 2004, Mr. Hostetler served as Vice President – Corporate Finance and Investor Relations for DrugMax, Inc., Largo, Florida. From July 1998 trough March 2002, Mr. Hostetler served as Vice President – Corporate Development and Investor Relations for Clarion Technologies, Schaumburg, Illinois. From June 1995 through July 1998, Mr. Hostetler worked for Invest Line Financial Services.

Mr. Hostetler graduated with a BS in Entrepreneurship from Indiana University in 1997.

Mr. Keith Reeves, Vice President of Exploration

Mr. Reeves has served as Vice President of Exploration for the Company since April 2008. Mr. Reeves has more than 20 years of experience in the energy and minerals industry with a multi-faceted background in exploration and development. Prior to joining Zulu Energy, Mr. Reeves was Vice President of Exploration for Tatonka Oil & Gas Company, Inc., Denver, Colorado (a public company traded on the OTCBB) from February 2003 to January 2008. From February 2003 to February 2004, Mr. Reeves served as Wyoming Geological Manager for Windsor Energy Resources Inc., Oklahoma City, Oklahoma. From July 2003 through February 2006, Mr. Reeves served as Geology Manager for Pinnacle Gas Resources, Inc. Sheridan, Wyoming (a public company traded on NASDAQ). From March 2000 through July 2003, Mr. Reeves served as a Contract Geologist for J.M. Huber Corp., Edison, New Jersey.

Mr. Reeves received a BS in Geology from the University of Arkansas in 1982 and an MS in Geology from Sul Ross State University in 1987.

Within the last five years, no director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations or violated any commodities or securities law. Similarly, no bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers. No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activity.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers and holders of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Except for Mr. Stroud, the Company believes that during the year ended December 31, 2007, none of its officers, directors or holders of more than 10% of the Company’s common stock complied with any Section 16(a) filing requirements. In making these statements, the Company has relied solely upon its review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2007 on behalf of the Company’s directors, officers, and holders of more than 10% of the Company’s common stock. The Company is in the process of correcting these filing deficiencies and hopes to have the appropriate forms Section 16 forms filed as soon as practicable.

Code of Business Conduct and Ethics

The Company endeavors to adhere to provide assurances to outside investors and interested parties that the Company’ s officers, directors and principal financial officer adhere to a reasonably responsible code of ethics. On April 28, 2008, our Board of Directors adopted a Code of Business Conduct and Ethics, which applies to all officers, directors, and employees of the Company. The Code of Business Conduct and Ethics is attached hereto as Exhibit 14.1.

Audit Committee

Presently we do not have an audit committee of the Board of Directors. At this time, the entire board of directors operates as the audit committee. The Company currently does not have a written audit committee charter or similar document. We intend to adopt an audit committee charter and to establish an audit committee and such other committees as we deem appropriate when our resources are sufficient to cover the additional costs. When the audit committee is formed, we intend to have a designated audit committee “financial expert” who will be responsible for reviewing the results and scope of the audit, and other services provided by the independent auditors, and review and evaluate the system of internal controls.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth in summary form the compensation received by our named executive officers during the last two fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Paul Stroud, Director,	2007	240,000	0	0	3,876,000	(2)	0	0	0	4,116,000
President and CEO	2006	0	0	0	0		0	0	0	0

Satyendra Deshpande	2007	22,500	0	0	0		0	0	0	22,500
Secretary, Treasurer, & CFO	2008	0	0	0	0		0	0	0	0

Peter Hodyno,	2007	0	0	0	0		0	0	0	0
Director and Secretary (3)	2006	0	0	0	0		0	0	0	0

Brandt Hodyno,	2007	0	0	0	0		0	0	0	0
Director, President,	2006	0	0	0	0		0	0	0	0
Secretary/Treasurer and Principal Accounting Officer (4)

(1) The amount set forth in this column reflects the dollar amount recognized in each of 2007 and 2006 for financial statement reporting purposes in accordance with FAS 123R with respect to stock awards and option awards granted in each such year.

(2) We have adopted SFAS No. 123 “Accounting for Stock Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-based Compensation - Transition and Disclosure.” We recognize stock-based compensation expense using a fair value based method. We do not have a qualified stock option plan in place as of the reporting date.

On September 24, 2007, the Company granted 3,000,000 stock options exercisable at $1.81 until September 24, 2012. All these options vested on the date of the grant. The fair value of these share purchase options was determined using the Company’s historical stock prices and the Black-Scholes option-pricing model with the following assumptions:

Risk free rate	3.875%
Dividend yield	0%
Weighted average expected volatility	90%
Weighted average expected option life	5 yrs
Weighted average fair value of options	$1.292
Total options outstanding	3,000,000
Total fair value of options outstanding	$3,876,000

These options were granted by the legal parent who is the accounting acquiree for financial reporting purposes. Accordingly, due to the vesting of the stock options prior to the December 20, 2007 stock exchange agreement the statement of operations set forth in the Company’s financial statements for the fiscal year ended December 31, 2007 filed with the Company’s Annual Report on Form 10-KSB on April 15, 2008 does not reflect the effect of this transaction.

(3) Mr. Peter Hodyno resigned from his positions as a director and the Secretary of Zulu Energy in March 2007.

(4) Mr. Brandt Hodyno resigned from his positions as a director and as the President, Secretary, Treasurer and Principal Accounting Officer of Zulu Energy in July 2007.

Mr. James Hostetler joined Zulu Energy as its Executive Vice President in April 2008. A discussion of the compensation Mr. Hostetler will receive from Zulu Energy is set forth in this Item 10 under the heading “Employment Contracts and Termination of Employment and Change-In-Control Arrangements,” and is incorporated herein by reference.

Additionally, Mr. Keith Reeves joined Zulu Energy as its Vice President of Exploration in April 2008. A discussion of the compensation Mr. Reeves will receive from Zulu Energy is set forth in this Item 10 under the heading “Employment Contracts and Termination of Employment and Change-In-Control Arrangements,” and is incorporated herein by reference.

Except as set forth above, no cash compensation, deferred compensation, equity compensation or long term incentive plan awards were issued or granted to the Company's management during the year ended December 31, 2007.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

We currently have employment agreement with Messrs. Stroud, Hostetler and Reeves, which are discussed below and which were approved by the Board of Directors on April 15, 2008. Except for these employment agreements, we have no compensatory plan or arrangement that results or will result from the resignation, retirement, or any other termination of an executive officer’s employment or from a change-in-control of the Company or a change in an executive officer’s responsibilities following a change-in-control.

Employment Agreement with Mr. Paul Stroud

Effective September 24, 2007, we entered into an employment agreement with Paul Stroud to serve as our Chief Executive Officer. Pursuant to the agreement, Mr. Stroud received an annual base salary of $240,000. In addition, we granted Mr. Stroud 3,000,000 options to purchase shares of our common stock at $1.81 per share.

On April 15, 2008, the Board of Directors of Zulu Energy approved a new employment agreement with Paul Stroud, the Company’s Chief Executive Officer, effective as of March 1, 2008 that superseded and replaced the employment agreement entered into between the Company and Mr. Stroud on September 24, 2007.  On April 28, 2008, the Board of Directors amended certain terms of Mr. Stroud's employment agreement.

Under Mr. Stroud’s new employment agreement, as amended, Mr. Stroud will receive an annual salary based on certain financings achieved by the Company. If the Company consummates a financing less than $5 million, he will receive an annual salary of $180,000. If the Company consummates a financing between $5 million and $10 million, Mr. Stroud’s annual salary will be $240,000. If the Company consummates a financing in excess of $10 million, Mr. Stroud’s annual salary will be $300,000. Mr. Stroud will receive a signing bonus of $100,000 following the consummation by the Company of a $5 million financing. Mr. Stroud is also eligible to receive an annual bonus at the discretion of the Board. Mr. Stroud was also granted stock options to purchase 1,500,000 shares of common stock with an exercise price of $1.00 per share. Mr. Stroud may exchange these stock options for incentive stock options following the implementation of a stock option plan by the Company. Pursuant to his employment agreement, as amended, the Board also approved the grant to Mr. Stroud of 2,050,000 shares of common stock that will be subject to restrictions to be determined and will vest as follows: 820,000 shares (40%) on January 1, 2009; 615,000 shares (30%) on January 1, 2010; and the remaining 615,000 shares (30%) on January 1, 2011. In addition, Mr. Stroud is entitled to the coverage or benefits under any and all employee benefits plans maintained by the Company.

In the event of the sale, merger or change of control of the Company, or an agreement to sell, merge or change control of the Company during the term of Mr. Stroud’s employment agreement, all unvested stock, including restricted stock and options, will vest. In addition, the Company or its successor(s) must offer Mr. Stroud employment under the same terms as set forth in his employment agreement with the Company for a period of at least 12 months after the sale or merger closing date. If the employment extension is not given by the Company or its successor(s) and accepted by Mr. Stroud, then the Company or its successor(s) must pay to Mr. Stroud a lump sum separation fee equal to 12 months salary plus benefits.

The foregoing is qualified in its entirety by reference to the Employment Agreement, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 21, 2008 and is incorporated herein by reference.

Employment Agreement with Mr. James Hostetler

On April 15, 2008, the Board appointed James Hostetler as Executive Vice President of the Company and approved an employment agreement with Mr. Hostetler, effective as of March 1, 2008.  On April 28, 2008, the Board of Directors amended certain terms of Mr. Hostetler's employment agreement. Under Mr. Hostetler’s employment agreement, as amended, he will receive an annual salary equal to $180,000. Mr. Hostetler is also eligible to receive an annual bonus at the discretion of the Board. Mr. Hostetler was also granted stock options to purchase 1,500,000 shares of common stock with an exercise price of $1.00 per share. Mr. Hostetler may exchange these stock options for incentive stock options following the implementation of a stock option plan by the Company. Pursuant to his employment agreement, the Board also approved the grant to Mr. Hostetler of 1,900,000 shares of common stock that will be subject to restrictions to be determined and will vest as follows: 760,000 shares (40%) on January 1, 2009; 570,000 shares (30%) on January 1, 2010; and the remaining 570,000 shares (30%) on January 1, 2011. In addition, Mr. Hostetler is entitled to the coverage or benefits under any and all employee benefits plans maintained by the Company.

In the event of the sale, merger or change of control of the Company, or an agreement to sell, merge or change control of the Company during the term of Mr. Hostetler’s employment agreement, all unvested stock, including restricted stock and options, will vest. In addition, the Company or its successor(s) must offer Mr. Hostetler employment under the same terms as set forth in his employment agreement with the Company for a period of at least 12 months after the sale or merger closing date. If the employment extension is not given by the Company or its successor(s) and accepted by Mr. Hostetler, then the Company or its successor(s) must pay to Mr. Hostetler a lump sum separation fee equal to 12 months salary plus benefits.

The foregoing is qualified in its entirety by reference to the Employment Agreement, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 21, 2008 and is incorporated herein by reference.

Employment Agreement with Mr. Keith Reeves

On April 15, 2008, the Board appointed Keith Reeves as Vice President, Exploration of the Company and approved an employment agreement with Mr. Reeves, to be effective March 1, 2008. On April 28, 2008, the Board of Directors amended certain terms of Mr. Reeves' employment agreement. Under Mr. Reeves’s employment agreement, he will receive an annual salary based on certain financings achieved by the Company. If the Company consummates a financing less than $5 million, Mr. Reeves will receive an annual salary of $180,000. If the Company consummates a financing between $5 million and $10 million, Mr. Reeves’ annual salary will be $240,000. If the Company consummates a financing in excess of $10 million, Mr. Reeves’ annual salary will be $300,000. Mr. Reeves will receive a signing bonus of $100,000 following the consummation by the Company of a $5 million financing. Mr. Reeves is also eligible to receive an annual bonus at the discretion of the Board. Mr. Reeves was also granted stock options to purchase 1,500,000 shares of common stock with an exercise price of $1.00 per share. Mr. Reeves may exchange these stock options for incentive stock options following the implementation of a stock option plan by the Company. Pursuant to his employment agreement, the Board also approved the grant to Mr. Reeves of 2,050,000 shares of common stock that will be subject to restrictions to be determined and will vest as follows: 820,000 shares (40%) on January 1, 2009; 615,000 shares (30%) on January 1, 2010; and the remaining 615,000 shares (30%) on January 1, 2011. In addition, Mr. Reeves is entitled to the coverage or benefits under any and all employee benefits plans maintained by the Company.

In the event of the sale, merger or change of control of the Company, or an agreement to sell, merge or change control of the Company during the term of Mr. Reeves’ employment agreement, all unvested stock, including restricted stock and options, will vest. In addition, the Company or its successor(s) must offer Mr. Reeves employment under the same terms as set forth in his employment agreement with the Company for a period of at least 12 months after the sale or merger closing date. If the employment extension is not given by the Company or its successor(s) and accepted by Mr. Reeves, then the Company or its successor(s) must pay to Mr. Reeves a lump sum separation fee equal to 12 months salary plus benefits.

The foregoing is qualified in its entirety by reference to the Employment Agreement, which was filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 21, 2008 and is incorporated herein by reference.

Under each of the foregoing employment agreements, each of Messrs. Stroud, Hostetler and Reeves may terminate their employment agreements with the Company upon thirty days’ notice. Upon such termination any unvested common stock or options to purchase common stock become immediately vested. The foregoing employees are also eligible to receive twelve months severance, full vesting of any unvested options or stock and registration of any shares of common stock (if such shares have not been previously registered) granted under their respective employment agreement in the event the employee is terminated without cause. Additionally, any stock options held by the employee will be exercisable for three additional years following termination without cause. Each employment agreement also contains a restrictive covenant.

Employee Retirement Plans, Long-Term Incentive Plans, Pension Plans and Stock Plans

On April 28, 2008, the Board of Directors of the Company adopted the 2008 Equity Incentive Plan, which will be presented to the Company’s shareholders for approval at the 2008 Annual Shareholders Meeting.

Outstanding Equity Awards

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Paul Stroud (1)	3,000,000	-	-	1.81	9/24/2012	-	-	-	-

(1) The options reflected above were granted pursuant to Mr. Stroud’s employment agreement dated September 24, 2007. In accordance with Mr. Stroud’s new employment agreement with the Company, which was approved by the Board of Directors on April 15, 2008 and effective as of March 1, 2008, and which supersedes and replaces Mr. Stroud’s prior employment agreement, these options were cancelled. Mr. Stroud’s employment agreement with the Company is discussed above in this Item 10 under the heading “Employment Contracts and Termination of Employment and Change-In-Control Arrangements,” and is incorporated herein by reference.

Director Compensation

The Company did not compensate its directors during the fiscal year ended December 31, 2007 for serving on the Board of Directors. The Company anticipates compensating its directors during 2008 for their service on the Company’s Board of Directors.

Except as set forth above, no cash compensation, deferred compensation or long term incentive plan awards were issued or granted to the Company's management during the calendar years ended December 31, 2007 and 2006.

Director Independence

Our common stock trades on the OTC Bulletin Board.  As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent.

We are not currently subject to corporate governance standards defining the independence of our directors, and we have chosen to define an “independent” director in accordance with the NASDAQ Global Market's requirements for independent directors (NASDAQ Marketplace Rule 4200).  Under this definition, we have determined that Messrs. Besuchet, Majeed, Gova and Hughes currently qualify as independent directors.  We do not list the “independent” definition we use on our Internet website.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 28, 2008 there were 88,000,000 shares of our common stock outstanding. The following sets forth, as of April 28, 2008, the ownership of our common stock held by each person who beneficially owns more than 5% of our common stock, each of our directors, each executive officer, and all of our directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly and the named person possesses sole voting and sole investment power with respect to all such shares. Shares not outstanding but deemed beneficially owned because a person or a member of a group has a right to acquire them within sixty (60) days after April 28, 2008 are treated as outstanding only when determining the amount and percentage owned by such person or such group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1),(2)		Percent of Common Stock Outstanding (3)

Paul Stroud, Director, President & CEO 122 North Main Street Sheridan, WY 82801	3,550,000	(4)	3.97%

Satyendra Deshpande, Director, Secretary, Treasurer & CFO 122 North Main Street Sheridan, WY 82801	0		*

Pierre Besuchet, Director 122 North Main Street Sheridan, WY 82801	50,000		*

Abdul Majeed Al Faheem, Director 122 North Main Street Sheridan, WY 82801	0		*

Mohamed Gova, Director 122 North Main Street Sheridan, WY 82801	0		*

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1),(2)	Percent of Common Stock Outstanding (3)

Brian Hughes, Director 122 North Main Street Sheridan, WY 82801	30,000,000(5)	34.10%

James Hostetler, Executive Vice President 122 North Main Street Sheridan, WY 82801	3,400,000(6)	3.80%

Keith Reeves, Vice President 122 North Main Street Sheridan, WY 82801	3,550,000(7)	3.97%

All Officers, Directors as a Group	40,550,000	43.84%

Brant Hodyno 83-40 Austin Street, Ste 2G Kew Gardens, NY 11415	5,000,000	5.68%

Peter Hodyno 28 Preston Street Huntington, NY 11743	5,000,000	5.68%

Donald Murdock LM 122-2303 4th Street SW Calgary, AB Canada T2S 2S7	5,000,000	5.68%

LMA Hughes LLLP (8) 6307 Hawthorne Lane Lakewood, Colorado 80227	30,000,000	34.10%

* Less than 1%

(1)
Under SEC Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this Offering.

(2)	Except as indicated in the footnotes below, each person has sole voting and dispositive power over the shares indicated.

(3)	Percentages are based on an aggregate 88,000,000 shares issued and outstanding as of April 28, 2008.

(4)
In accordance with his employment agreement with the Company, on April 15, 2008, Mr. Stroud was granted fully-vested options to acquire 1,500,000 shares of the Company’s common stock with an exercise price of $1.00 per share. In addition, Mr. Stroud was granted 2,050,000 shares of common stock that will be subject to restrictions, including forfeiture upon resigning from his positions with the Company, as well as other conditions to be determined, and will vest as follows: 820,000 shares (40%) on January 1, 2009; 615,000 shares (30%) on January 1, 2010; and the remaining 615,000 shares (30%) on January 1, 2011.

(5)
These shares are owned by LMA Hughes LLLP. Mr. Hughes is the president of Hughes Ventures, which is the general partner of LMA Hughes LLLP, and exercises voting and dispositive control over the securities held by LMA Hugues LLLP. Additionally, Mr. Hughes and his children own or control the equity interests of LMA Hughes LLLP.

(6)
In accordance with his employment agreement with the Company, on April 15, 2008, Mr. Hostetler was granted fully-vested options to acquire 1,500,000 shares of the Company’s common stock with an exercise price of $1.00 per share. In addition, Mr. Hostetler was granted 1,900,000 shares of common stock that will be subject to restrictions, including forfeiture upon resigning from his positions with the Company, as well as other conditions to be determined, and will vest as follows: 760,000 shares (40%) on January 1, 2009; 570,000 shares (30%) on January 1, 2010; and the remaining 570,000 shares (30%) on January 1, 2011.

(7)
In accordance with his employment agreement with the Company, on April 15, 2008, Mr. Reeves was granted fully-vested options to acquire 1,500,000 shares of the Company’s common stock with an exercise price of $1.00 per share. In addition, Mr. Reeves was granted 2,050,000 shares of common stock that will be subject to restrictions, including forfeiture upon resigning from his positions with the Company, as well as other conditions to be determined, and will vest as follows: 820,000 shares (40%) on January 1, 2009; 615,000 shares (30%) on January 1, 2010; and the remaining 615,000 shares (30%) on January 1, 2011.

(8)
These shares are owned by LMA Hughes LLLP. Mr. Hughes is the president of Hughes Ventures, which is the general partner of LMA Hughes LLLP, and exercises voting and dispositive control over the securities held by LMA Hugues LLLP.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 20, 2007, we entered into a Share Exchange Agreement and Plan of Reorganization (the “Exchange Agreement”), dated as of December 19, 2007,  with Nyati Mauritius Limited (“Nyati Mauritius”) and LMA Hughes LLLP (“LMA Hughes”).  A copy of the Exchange Agreement was included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2007. The transaction contemplated by the Exchange Agreement was consummated and all closing conditions were met on December 20, 2007.  As a result of the transaction contemplated by the Exchange Agreement, Nyati Mauritius became our wholly-owned subsidiary.

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

The Company has also borrowed $253,083 from LMA Hughes LLLP the entire principal amount of which remains outstanding. This is an unsecured, non-interest bearing loan without specific terms for payment.

ITEM 13.  EXHIBITS

Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

Exhibit
Number	Description

2.1	Stock Exchange Agreement and Plan of Reorganization among Zulu Energy Corp, Nyati Mauritius Limited and LMA Hughes LLLP dated December 19, 2007[1]

3.1(a)	Amended and Restated Articles of Incorporation [1]

3.1(b)*	Form of Amended and Restated Articles of Incorporation †

3.2*	Amended and Restated Bylaws

10.1	Stock Purchase Agreement between Zulu Energy Corp. and Swansi Holdings Corp. dated as of December 19, 2007[1]

10.2	Tax Indemnification Letter Agreement between Zulu Energy Corp. and LMA Hughes LLLP dated December 19, 2007[1]

10.3	Employment Agreement, dated effective March 1, 2008, by and between Zulu Energy Corp. and Paul Stroud[2]

10.4	Employment Agreement, dated effective March 1, 2008, by and between Zulu Energy Corp. and James Hostetler[2]

10.5	Employment Agreement, dated effective March 1, 2008, by and between Zulu Energy Corp. and Kevin Reeves[2]

10.6*	Form of Option Holder Letter Agreement

10.7*	Letter Agreement dated April 25, 2008 between Zulu Energy Corp. and Swansi Holdings Corp.

10.8*	Zulu Energy Corp. 2008 Equity Incentive Plan †

10.9*	Form of Office Lease dated effective February 1, 2008 by and between Zulu Energy Corp. and James W. Guercio (as landlord)

14.1*	Code of Business Conduct and Ethics

16.1	Letter from Former Accountant[3]

21.1	Schedule of Subsidiaries of the Company[4]

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2007, File No. 000-52272.

2.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 21, 2008, File No. 000-52272.

3.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 12, 2008, File No. 000-52272.

4.	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the Commission on April 15, 2008, File No. 000-52272.

*	Filed herewith.

†
The Form of Amended and Restated Articles of Incorporation and 2008 Equity Incentive Plan were approved by the Board of Directors of Zulu Energy Corp. on April 28, 2008 and will be presented to shareholders for approval as part of the 2008 Annual Meeting of Shareholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees paid for the fiscal year ended December 31, 2007 for professional services rendered by our principal accountant for the audit of our annual financial statements were $80,000. For the fiscal year ended June 30, 2007, audit fees amounted to $7,150, and for fiscal year ended June 30, 2006 audit fees amounted to $3,480.

Audit-Related Fees, Tax Fee and All Other Fees

The Company did not pay any audit-related, tax or other fees for the fiscal years ended December 31, 2007, June 30, 2007 and June 30, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZULU ENERGY CORP.

By:	/s/ Satyendra Deshpande
Satyendra Deshpande, Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and Director
Date: April 29, 2008

Exhibit List

Exhibit
Number	Description

2.1	Stock Exchange Agreement and Plan of Reorganization among Zulu Energy Corp, Nyati Mauritius Limited and LMA Hughes LLLP dated December 19, 2007[1]

3.1(a)	Amended and Restated Articles of Incorporation [1]

3.1(b)*	Form of Amended and Restated Articles of Incorporation †

3.2*	Amended and Restated Bylaws

10.1	Stock Purchase Agreement between Zulu Energy Corp. and Swansi Holdings Corp. dated as of December 19, 2007[1]

10.2	Tax Indemnification Letter Agreement between Zulu Energy Corp. and LMA Hughes LLLP dated December 19, 2007[1]

10.3	Employment Agreement, dated effective March 1, 2008, by and between Zulu Energy Corp. and Paul Stroud[2]

10.4	Employment Agreement, dated effective March 1, 2008, by and between Zulu Energy Corp. and James Hostetler[2]

10.5	Employment Agreement, dated effective March 1, 2008, by and between Zulu Energy Corp. and Kevin Reeves[2]

10.6*	Form of Option Holder Letter Agreement

10.7*	Letter Agreement dated April 25, 2008 between Zulu Energy Corp. and Swansi Holdings Corp.

10.8*	Zulu Energy Corp. 2008 Equity Incentive Plan †

10.9*	Form of Office Lease dated effective February 1, 2008 by and between Zulu Energy Corp. and James W. Guercio (as landlord)

14.1*	Code of Business Conduct and Ethics

16.1	Letter from Former Accountant[3]

21.1	Schedule of Subsidiaries of the Company[4]

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2007, File No. 000-52272.

2.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 21, 2008, File No. 000-52272.

3.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 12, 2008, File No. 000-52272.

4.	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the Commission on April 15, 2008, File No. 000-52272.

*	Filed herewith.

†
The Form of Amended and Restated Articles of Incorporation and 2008 Equity Incentive Plan were approved by the Board of Directors of Zulu Energy Corp. on April 28, 2008 and will be presented to shareholders for approval as part of the 2008 Annual Meeting of Shareholders.