Form 10-Q
period 2008-03-31
ZULU ENERGY CORP.
filed 2008-05-20
CIK 1373467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ______ to ________

Commission File Number 000-52272

ZULU ENERGY CORP.
(Exact name of registrant as specified in its charter)

Colorado	20-3281304
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

122 N. Main Street, Sheridan, Wyoming 82801
(Address of principal Executive Offices) (Zip Code)

(307) 673-0800
(Registrant’s Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of May 15, 2008: 96,000,000 shares.

TABLE OF CONTENTS

FORM 10-Q QUARTERLY REPORT

ZULU ENERGY CORP.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZULU ENERGY CORP. & SUBSIDIARIES
(Formerly Global Sunrise, Inc.)
(An Exploration Stage Company)
UNAUDITED CONSOLIDATED BALANCE SHEETS AS AT

	March 31,	December 31,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$90,572	$17,598
Deposit	1,500	-
Prepaid Expenses	13,930	5,468
Total Current Assets	106,002	23,066

Fixed Assets, net	198	216
Oil and Gas Properties	27,472	29,575
Prospecting Licenses	3,000,000	3,000,000

Total Assets	$3,133,672	$3,052,857

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payables	$556,672	$266,380
Accrued Expenses	35,000	63,333
Loan payable to shareholder	255,754	252,083
Liability - acquisition of prospecting licenses rights	3,000,000	3,000,000
Liabilities to Government of Botswana	4,237,043	4,561,393
Total Current Liabilities	$8,084,469	$8,143,189

Stockholders’ Deficit:
Preferred Stock, $.001 par value; authorized 10,000,000 shares, none issued	-	-
Common stock 100,000,000 shares authorized at $0.001 par value, 82,000,000 shares issued and outstanding at 03/31/2008 and 12/31/2007 respectively.	82,000	82,000
Additional paid-in capital	(411,724)	(411,724)
Deficit accumulated during the exploration stage	(5,034,529)	(4,840,906)
Subscription receivable	(98)	(98)
Accumulated other comprehensive income	413,554	80,396
Total Stockholders’ Deficit	(4,950,797)	(5,090,332)

Total Liabilities and Stockholders’ Deficit	$3,133,672	$3,052,857

The accompanying notes are an integral part of these financial statements

ZULU ENERGY CORP. & SUBSIDIARIES
(Formerly Global Sunrise, Inc.)
(An Exploration Stage Company)

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED
MARCH 31, 2008 AND 2007 AND THE PERIOD FROM AUGUST 11, 2005 (INCEPTION) TO MARCH 31, 2008

	THREE MONTHS ENDED MARCH 31, 2008	THREE MONTHS ENDED MARCH 31, 2007	FOR THE PERIOD FROM AUGUST 11, 2005 (INCEPTION) TO MARCH 31, 2008
Revenue	$-	$-	$-
Operating expenses	193,623	16,775	4,973,558
Loss from operations before Minority Interest	(193,623)	(16,775)	(4,973,558)
Minority Interest	0	1,549	2,303,022
Taxes	-	-	-
Loss for the period	$(193,623)	$(15,226)	$(2,670,536)
Other Comprehensive Income: Foreign currency translation	333,158	-	413,554
Total Comprehensive Income (Loss)	$139,535	$(15,226)	$(2,256,982)

Comprehensive Income (Loss) per Share:
Primary	$0.00	$(0.03)
Weighted Average Shares Outstanding	82,000,000	600,000

The accompanying notes are an integral part of these financial statements

ZULU ENERGY CORP. & SUBSIDIARIES
(Formerly Global Sunrise, Inc.)
(An Exploration Stage Company)
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
for the period from August 11, 2005 (Date of Inception) to March 31, 2008

					Deficit
					Accumulated
	Common Stock		Additional	Other	During the		Total
	Number		Paid In	Comprehensive	Exploration	Subscription	Stockholders
	Shares	Amount	Capital	Income	Stage	Receivable	(Deficiency)

Balance on Date of Inception	-	$-	$-	$-	$-		$-
Issuance of common stock-Aug. 11, 2005	600,000	600	(598)	-	-		2

Net loss for the year 2005	-	-	-	-	(7,087)	-	(7,087)
Balance, December 31, 2005	600,000	600	(598)	-	(7,087)		(7,085)

Net loss for the year 2006	-	-	-	-	(24,018)	-	(24,018)
Balance, December 31, 2006	600,000	600	(598)	-	(31,105)		(31,103)

Net Loss for the year ended Dec 31, 2007	-	-	-	80,396	(2,445,808)	-	(2,365,412)
Shares Issued – Subscription receivable	29,400,000	29,400	(29,302)	-	-	(98)	-
Issuance of common stock Dec 20, 2007 for Net Assets of Zulu Energy Corp.	52,000,000	52,000	(381,824)	-	-	-	(329,824)
Minority Interest Acquired	-	-	-		(2,363,993)	-	(2,363,993)
Balance, December 31, 2007	82,000,000	82000	(411,724)	80,396	(4,840,906)	(98)	(5,090,332)
Net Comprehensive Income for Three months ended March 31, 2008	-	-	-	333,158	(193,623)	-	139,535
Balance, March 31, 2008	82,000,000	82000	(411,724)	413,554	(5,034,529)	(98)	(4,950,797)

The accompanying notes are an integral part of these financial statements

ZULU ENERGY CORP. & SUBSIDIARIES
(Formerly Global Sunrise, Inc.)
(An Exploration Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
THREE MONTHS ENDED MARCH 31, 2008 AND 2007 AND FOR THE PERIOD FROM AUGUST 11, 2005
(DATE OF INCEPTION) TO MARCH 31, 2008

	Three months Ended	Three months Ended	For the Period From August 11, 2005 (Inception) to
	March 31,	March 31,	March 31,
	2008	2007	2008

Cash Flows from Operating Activities :
Net loss for the period	$(193,623)	$(16,775)	$(2,670,536)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	18	-	100
Changes in working capital balances:
Deposit	(1,500)		(1,500)
Prepaid expenses	(8,462)	-	(13,930)
Other liabilities, net of minority interest	-	-	2,197,400
Accounts payable and accrued expenses	261,959	-	297,407
Net cash provided (used) by operating activities	58,392	(16,775)	(191,059)

Cash Flows used in Investing Activities:
Cash acquired upon investment in subsidiary	-	-	17,452
Fixed Assets	-		(298)
Oil and gas properties	-	-	(29,575)
Net cash used by investing activities	-	-	(12,421)

Cash Flows from Financing Activities:
Issuance of common stock	-	-	2
Increase in shareholder loan	3,671	16,775	202,743
Net cash provided by financing activities	3,671	16,775	202,745

Effects of exchange rates on cash	10,911	-	91,307

Increase in cash and cash equivalents	72,974	-	90,572
Cash and cash equivalents, beginning of period	17,598	-	-

Cash and cash equivalents, end of the period	$90,572	$0	$90,572

Supplemental Disclosures:
The Company did not pay any interest or taxes during the above periods.

Zulu Energy Corp. & Subsidiaries
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
For the Period from August 11, 2005 (inception) to March 31, 2008

Note 1	Significant Accounting Policies

Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of Zulu Energy Corp. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-QSB. Accordingly, they do not include certain information and disclosures required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

These statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

Basis of Presentation

These consolidated financial statements include the accounts of Zulu Energy Corp. (“Zulu Energy”) and its wholly owned subsidiaries, Nyati Mauritius Limited (“Mauritius”), Nyati Resources Limited (“Resources”), and Nyati Resources Botswana (Proprietary) Limited (“Nyati Botswana”). Collectively, the consolidated entities are referred to herein as the (“Company”). All significant inter-company transactions have been eliminated.

Going Concern

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s net loss from operations for the three months ended March 31, 2008 totaled $193,623, net working capital deficit and total stockholders’ deficit through March 31, 2008 totaled $7,978,467 and $4,950,797, respectively.

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

Exploration Stage Company

The Company is in the exploration stage. The Company is in the process of acquiring oil and gas licenses and drilling rights located in Botswana, Africa. The recoverability of the cost of capitalized oil and gas properties are dependent upon the discovery of recoverable reserves, the Company’s ability to obtain the necessary funding to extract the reserves andthe sale of production at profitable market prices.

Zulu Energy Corp. & Subsidiaries
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
For the Period from August 11, 2005 (inception) to March 31, 2008

The Company complies with Financial Accounting Standards Board Statement No.7 and SEC Guide 7 for its characterization of the Company as exploration stage.

Cash and Cash Equivalents

The Company considers all investments purchased with a maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist principally of cash. The Company maintains its cash with a quality financial institution. The Company did not maintain a balance in excess of the FDIC insured amount of $100,000 at any time during the three months ended March 31, 2008.

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

Zulu Energy Corp. & Subsidiaries
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
For the Period from August 11, 2005 (inception) to March 31, 2008

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

Changes in the liability for an asset retirement obligation due to the passage of time will be measured by applying an interest method of allocation. The amount will be recognized as an increase in the liability and an accretion expense in the statement of operations. Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset. As at March 31, 2008 the value of the oil and gas property’s site restoration costs is insignificant.

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

Goodwill and Intangible Assets

The Company has adopted the provisions of the FAS No. 142, “Goodwill and Intangible Assets”. Under FAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are annually tested for impairment. The determination of any impairment includes a comparison of the estimated future operating cash flows anticipated during the remaining life for the net carrying value of the asset as well as a comparison of the fair value to the book value of the Company or the reporting unit to which the goodwill can be attributed.

Zulu Energy Corp. & Subsidiaries
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
For the Period from August 11, 2005 (inception) to March 31, 2008

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board issued FAS 123R “Share-Based Payment”, a revision to FAS 123. FAS 123R replaces existing requirements under FAS 123 and APB 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. FAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. The Company adopted FAS 123R on November 1, 2006.

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

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with the FAS No. 128, “Earnings per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options, using the treasury stock method. The diluted EPS computation uses the average stock price for the year to determine the number of shares assumed to be purchased from the exercise of stock options or warrants. As at March 31, 2008 the Company has sustained operating losses and, accordingly, any dilutive potential common shares would not have an anti-dilutive effect and are therefore not considered in computing diluted EPS.

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

Zulu Energy Corp. & Subsidiaries
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
For the Period from August 11, 2005 (inception) to March 31, 2008

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

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the application of SFAS 109 by defining the criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for our fiscal year commencing November 1, 2007. The adoption of FIN 48 is not expected to have an impact on our results of operations or financial condition.

In November 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combination (FAS 141(R)) and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160). FAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. FAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. FAS 141(R) and FAS 160 are effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (fiscal 2010 for the Company). FAS 141(R) will be applied prospectively. FAS160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of FAS 160 will be applied prospectively. Early adoption is prohibited for both standards. Management is currently evaluating the requirements of FAS 141(R) and FAS 160 and has not yet determined the impact on its financial statements.

In December, 2007 the FASB issued FSAS No.157, Fair Value Measurements. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. However, the application of this Statement may change how fair value is determined. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As of December 1, 2007 the FASB has proposed a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Management is currently evaluating the requirements of FAS 157 and has not yet determined the impact on its financial statements.

Zulu Energy Corp. & Subsidiaries
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
For the Period from August 11, 2005 (inception) to March 31, 2008

In December, 2007 the FASB issued FSAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 . This Statement provides all entities with an option to report selected financial assets and liabilities at fair value. The Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007, with early adoption available in certain circumstances. Management is currently evaluating the requirements of FAS 159 and has not yet determined the impact on its financial statements.

Note 2	Nature and Continuance of Operations

Zulu Energy Corp.

Zulu Energy Corp. (“Zulu Energy”) was incorporated under the laws of the State of Colorado on May 6, 2005 under the name of Global Sunrise, Inc. On January 16, 2007 Zulu Energy changed its name to Zulu Energy Corp. Prior to the share exchange agreement dated December 20, 2007, as more fully explained below, Zulu Energy utilized a June 30 fiscal year-end. Zulu Energy changed its year-end to December 31 as a result of the merger with Nyati Mauritius Limited (Mauritius). The focus of Zulu Energy’s business plan is the acquisition of oil and gas properties and leasing rights and their exploration, development and production.

Effective December 20, 2007, Zulu Energy acquired 100% of the outstanding common stock of Mauritius (including the subsidiary of Mauritius named Resources) in exchange for 30,000,000 common shares of Zulu Energy. Zulu Energy’s acquisition of Mauritius (an operating company) and its subsidiary has been recorded as a recapitalization of Zulu Energy because Zulu Energy was a “shell” company, accordingly, Mauritius is deemed to be the accounting acquirer. The 30,000,000 common shares issued have been recorded as if issued by Mauritius for the net monetary assets of Zulu Energy. The statement of stockholder’s deficit reflects the accumulated deficit of Mauritius from its inception and that of Zulu Energy from December 21, 2007 through March 31, 2008 and has been restated to reflect the 10 to 1 forward stock split of January 8, 2007 (see below) as if it had occurred at inception. The prior year comparative financial statements presented are those of Mauritius and its subsidiary.

Nyati Mauritius Limited

The Company was incorporated under the laws of the country of Mauritius on August 11, 2005 as Nyati Mauritius Limited.

The Company’s share capital is comprised of authorized common stock of 50,000 shares at $1 par value. The common shareholders have a right to one vote per share held.

Zulu Energy Corp. & Subsidiaries
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
For the Period from August 11, 2005 (inception) to March 31, 2008

At inception, the company issued 2 shares at $1 par value to the subscribers of the company.

Nyati Resources Limited acquired a controlling stake (90%) in a company called Nyati Resources Botswana (Proprietary) Limited (“Nyati Botswana”), when 90 shares of Nyati Botswana were issued to Nyati Resources on February 14, 2007 at par value i.e. Pula 1 per share. Nyati Botswana is an oil and gas (exploration stage) company. As on this date, the other 10% shares of Nyati Botswana were held by Swansi Holdings Corp.

On March 2, 2007 Swansi Holdings Corp. had entered into a call options agreement to buy 40 shares of Nyati Botswana from Nyati Resources Limited at $1 per share. On June 6, 2007 Nyati Resources Limited sold 40 shares of Nyati Botswana to Swansi Holdings Corp. pursuant to their exercising the call options agreement mentioned above, thus reducing the ownership of Nyati Resources Limited in Nyati Botswana from 90% to 50%. As of December 31, 2007 the Company’s shareholding in Nyati Botswana was 50%. Prior to the December 20, 2007 share exchange agreement referred to below, the remaining 50% stock ownership interest in Nyati Botswana was held by Swansi Holdings Corp.

The Company issued 98 shares to its holding company LMA Hughes, LLP on July 2, 2007 at par value, thus bringing the total shares issued and outstanding of the Company to 100 shares. All shares of the Company were acquired by Zulu Energy on December 20, 2007.

Entry into a Material Definitive Agreement

On December 20, 2007, Zulu Energy entered into a Share Exchange Agreement and Plan of Reorganization (the “Exchange Agreement”), dated as of December 19, 2007,  with Nyati Mauritius Limited (“Nyati Mauritius”) and LMA Hughes LLLP (“LMA Hughes”).  Nyati Mauritius is the parent entity of Nyati Resources Limited, which holds 50% of the issued and outstanding capital stock of Nyati Resources Botswana (Proprietary) Limited (“Nyati Botswana”), which holds certain exploration licenses issued by the government of the Republic of Botswana.  On December 20, 2007, Zulu Energy also entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”), dated as of December 19, 2007, with Swansi Holdings Corp. (“Swansi”) to acquire the remaining 50% of the issued and outstanding common stock of Nyati Botswana. The transactions contemplated by the Exchange Agreement and the Stock Purchase agreement were consummated and all closing conditions were met on December 20, 2007.  As a result of the transactions contemplated by the Exchange Agreement and Stock Purchase Agreement, Nyati Mauritius and Nyati Botswana became the wholly-owned subsidiaries of Zulu Energy Corp.

Pursuant to the terms of the Exchange Agreement, Zulu Energy Corp. issued 30,000,000 shares of its common stock to LMA Hughes, which was the sole shareholder of Nyati Mauritius prior to the closing, in exchange for all of the issued and outstanding shares of common stock of Nyati Mauritius.  As a result of the foregoing issuance, LMA Hughes became the largest shareholder of Zulu Energy.  Zulu Energy also granted LMA Hughes a 10% over-riding royalty interest in any properties that the Companies acquire from LMA Hughes in the future and the Company agreed to reimburse LMA Hughes for certain expenses it incurred as part of this transaction.

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

Zulu Energy Corp. & Subsidiaries
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
For the Period from August 11, 2005 (inception) to March 31, 2008

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

Note 3	Common Stock

The Company issued 600,000 shares of its common stock on August 11, 2005 to its founders for $2.

The Company issued 29,400,000 shares of its common stock on July 2, 2007 for a subscription receivable of $98.

The Company issued 52,000,000 shares of its common stock on December 20, 2007 for the net monetary assets of Zulu Energy.

On January 8, 2007, the Board of Directors of the Company authorized a ten to one (10 - 1) forward split of the Company’s issued and outstanding shares of common stock.

Note 4	Fixed Assets

All fixed assets are recorded at cost. Depreciation is provided for using the straight-line method as follows:

	March 31,			December 31,
	2008			2007
		Accumulated
Asset Class	Cost	Depreciation	Net	Net
Property, Plant & Equipment	$298	$100	$198	$216

Total	$298	$100	$198	$216

Estimate for the life of property, plant and equipment is 10 years and a 10% rate of depreciation is assumed fair.

Zulu Energy Corp. & Subsidiaries
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
For the Period from August 11, 2005 (inception) to March 31, 2008

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

Pursuant to such contracts, as at March 31, 2008 the Company was obligated to pay $5,684 to maintain the leases. This amount does not contemplate funds required for exploration.

Pursuant to the lease agreements the Company was required to expend the following amounts during the lease period:

Lease Period Ended	Description	Amount in Pulas
9/30/06	Study of Data,Bore hole to 300m and complete a desorption study for 6 months	1,150,000
9/30/07	Data interpretation, Permeability study, Drill production Bore hole, Test CBM produced	2,000,000
9/30/08	Full feasibility Study, Production and marketing Study	3,000,000

As of March 31, 2008 the Company has not expended the amounts required during the lease periods. Amounts that were to be spent on exploration are due to the government by Botswana law. As of March 31, 2008 and based on Botswana law, management is of the opinion that the Company will not be able to renew 50% of the lease acreage and, accordingly, the financial statements reflect a liability of $4,237,043 (P 27,675,000 converted at $.1531) to the government of Botswana representing the aggregate minimum required prospecting expenditures over the three year lease term. The Company plans to accelerate the exploration activity on the properties and is of the opinion that such activity will be sufficient to enable the renewal of the remaining 50%. There is no assurance that the government will renew any of the leases.

The company has capitalized $27,472 spent since inception exploration activities as oil and gas properties.

In addition to the over-riding royalty interests granted by Nyati Botswana disclosed in Note 6 below, in February 2007 Nyati Botswana granted a 2.5% over-riding royalty interest to Paul Tromp in the oil and gas properties it has leased from the government of Botswana.

Note 6	Related Party Transactions

Amounts due to related parties consist of loan in the amount of $255,754 from LMA Hughes, which is an affiliate of a shareholder of the company. As of March 31, 2008 these loans remain payable to LMA Hughes, and are unsecured, non-interest bearing and without specific terms for repayment.

Zulu Energy Corp. & Subsidiaries
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
For the Period from August 11, 2005 (inception) to March 31, 2008

Pursuant to the Exchange Agreement described in Note 2 above, the Zulu Energy is obligated to reimburse LMA Hughes for its expenses incurred as part of the transactions contemplated by the Exchange Agreement up to $250,000. Pursuant to the Exchange Agreement, Zulu Energy granted LMA Hughes a 10% over-riding royalty interest in any properties that the Companies acquire from LMA Hughes in the future.

In July 2007, Nyati Botswana granted a 6.5% over-riding royalty interest to LMA Hughes in the oil & gas properties it has leased from the government of Botswana further described in Note 5 above. In February 2007, Nyati Botswana granted a 1% over-riding royalty interest to Tafilani Machacha, who is a member of the board of directors of Nyati Botswana, in the oil & gas properties it has leased from the government of Botswana further described in Note 5 above.

Note 7	Accounts Payable

Accounts payable includes $450,000 of working capital advanced to the company by First Capital Investment Corp., which is unsecured and without specific terms of repayment.

Note 8	Stock-based Compensation

We have adopted SFAS No. 123 “Accounting for Stock Based Compensation” as amended by SFAS No. 148 "Accounting for Stock-based Compensation - Transition and Disclosure”. We recognize stock-based compensation expense using a fair value based method. We do not have a qualified stock option plan in place as of the reporting date.

On September 24, 2007, the Company granted 3,000,000 stock options exercisable at $1.81 until September 24, 2012.  All these options were fully vested vest on the date of the grant. These options were subsequently cancelled in April 2008 in conjunction with execution of a new employment agreement with Mr. Stroud as more fully described below under “Subsequent Events”.

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

These options were granted by the legal parent who is the accounting acquiree for financial reporting purposes. Accordingly, due to the vesting of the stock options prior to the December 20, 2007 stock exchange agreement the year 2007 statement of operations did not reflect the effect of this transaction.

Zulu Energy Corp. & Subsidiaries
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
For the Period from August 11, 2005 (inception) to March 31, 2008

Note 9	Accrued Expenses

Accrued salary payable to the employees of the Company for $35,000 has been recorded as accrued expenses as on March 31, 2008.

Note 10	Commitments and Contingencies

The Company is obligated to spend Pula (“P”) 6,150,000 or approximately $942,000 US as of March 31, 2008 per lease over the term of the lease (three years). If such expenditures do not occur then such amounts are payable to the government of Botswana. The total expenditure committed as of March 31, 2008 is approximately $8,500,000 US for nine leases. The Company believes that it will be able to perform sufficient work on the leaseholds so that the maximum amount it will owe the government is 50% of the $8,500,000 as of March 31, 2008.

Note 12	Subsequent Events

Private Placement

On May 7, 2008, Zulu Energy sold 8,000,000 shares of its common stock, together with warrants to purchase up to 8,000,000 shares of common stock, to certain investors in a private placement, also referred to as the Offering. Zulu Energy received $8,000,000 in aggregate gross proceeds in the Offering. The warrants have an exercise price of $1.50 per share and are exercisable for 3 years. The warrants are not exercisable until such time as Zulu Energy's shareholders approve an amendment to Zulu Energy's articles of incorporation to increase Zulu Energy's authorized shares of common stock.

Pursuant to the Subscription Agreements entered into as part of the Offering, in the event Zulu Energy, in a subsequent financing, sells any of its equity securities and receives gross proceeds of $5,000,000 or more within 120 days following the closing of the Offering, the investors in the Offering have the right for 30 days following notice by Zulu Energy to them of the subsequent financing to participate in and receive the same terms as the investors in the subsequent financing. If an investor in the Offering elects to participate in the subsequent financing, (i) the subscription funds provided to Zulu Energy as part of the Offering will be allocated to the purchase price or purchase consideration, as applicable, for the securities offered in the subsequent financing, (ii) the investor will surrender to Zulu Energy for cancellation the stock certificates representing the shares of common stock and the warrant received in the Offering, and (iii) the investor will enter into the operative documents prepared in conjunction with the subsequent financing.

Pursuant to the Swansi Stock Purchase Agreement, on May 7, 2008 we issued to Swansi Holdings Corp. a warrant to acquire 15,000,000 shares of our common stock at an exercise price of $1.50 per share, which is exercisable for a period of 5 years. The warrant is not exercisable until such time as Zulu Energy's shareholders approve an amendment in Zulu Energy's articles of incorporation to increase Zulu Energy's authorized shares of common stock. The issuance of the warrant described in this paragraph is exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and Rule 506 of Regulation D premulgated thereunder. An accredited investor received the warrant and Zulu Energy did not engage in any general solicitation or advertising to market the warrant.

Zulu Energy Corp. & Subsidiaries
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
For the Period from August 11, 2005 (inception) to March 31, 2008

In conjunction with the Offering, the Company issued a 3 year warrant to exercise 800,000 shares of common stock at $1.50 as a placement fee for the Offering.

Employment Agreement with Mr. Paul Stroud

On April 15, 2008, Zulu Energy’s Board of Directors approved an employment agreement with Paul Stroud, Zulu Energy's Chief Executive Officer, to be effective March 1, 2008 that supersedes and replaces the employment agreement entered into between Zulu Energy and Mr. Stroud on September 24, 2007.

Under Mr. Stroud's new employment agreement, Mr. Stroud will receive an annual salary based on certain financings achieved by Zulu Energy. If Zulu Energy consummates a financing less than $5 million, he will receive an annual salary of $180,000. If Zulu Energy consummates a financing between $5 million and $10 million, Mr. Stroud's annual salary will be $240,000. If Zulu Energy consummates a financing in excess of $10 million, Mr. Stroud's annual salary will be $300,000. Mr. Stroud will receive a signing bonus of $100,000 following the consummation by Zulu Energy of a $5 million financing. Mr. Stroud is also eligible to receive an annual bonus at the discretion of the Board. Mr. Stroud was also granted stock options to purchase 1,500,000 shares of common stock with an exercise price of $1.00 per share. Mr. Stroud may exchange these stock options for incentive stock options following the implementation of a stock option plan by Zulu Energy. Pursuant to his employment agreement, the Board also approved the grant to Mr. Stroud of 2,000,000 shares of common stock and subsequently approved a grant of 50,000 shares of restricted stock that are be subject to restrictions outlined in a restricted stock agreement and will vest as follows: 820,000 shares (40%) on January 1, 2009 so long as Mr. Stroud still is in service with the Company and the Company has successfully drilled three stratigraphic test wells before that date; 615,000 shares (30%) on January 1, 2010 so long as Mr. Stroud still is in service with the Company and the Company shall have successfully located and tested a potentially viable hydrocarbon reservoir prior to that date and the remaining 615,000 shares (30%) on January 1, 2011 so long as Mr. Stroud still is in service with the Company.  In addition, Mr. Stroud is entitled to the coverage or benefits under any and all employee benefits plans maintained by Zulu Energy.

Employment Agreement with Mr. James Hostetler

On April 15, 2008, the Board appointed James Hostetler as Executive Vice President of Zulu Energy and approved an employment agreement with Mr. Hostetler, to be effective March 1, 2008. Under Mr. Hostetler's employment agreement, he will receive an annual salary equal to $180,000. Mr. Hostetler is also eligible to receive an annual bonus at the discretion of the Board. Mr. Hostetler was also granted stock options to purchase 1,500,000 shares of common stock with an exercise price of $1.00 per share. Mr. Hostetler may exchange these stock options for incentive stock options following the implementation of a stock option plan by Zulu Energy. Pursuant to his employment agreement, the Board also approved the grant to Mr. Hostetler of 1,900,000 shares of common stock that are be subject to restrictions outlined in a restricted stock agreement and will vest as follows: 760,000 shares (40%) on January 1, 2009 so long as Mr. Hostetler still is in service with the Company and the Company has successfully drilled three stratigraphic test wells before that date; 570,000 shares (30%) on January 1, 2010 so long as Mr. Hostetler still is in service with the Company and the Company shall have successfully located and tested a potentially viable hydrocarbon reservoir prior to that date and the remaining 570,000 shares (30%) on January 1, 2011 so long as Mr. Hostetler still is in service with the Company. In addition, Mr. Hostetler is entitled to the coverage or benefits under any and all employee benefits plans maintained by Zulu Energy.

Zulu Energy Corp. & Subsidiaries
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
For the Period from August 11, 2005 (inception) to March 31, 2008

Employment Agreement with Mr. Keith Reeves

On April 15, 2008, the Board appointed Keith Reeves as Vice President, Exploration of Zulu Energy and approved an employment agreement with Mr. Reeves, to be effective March 1, 2008. Under Mr. Reeves's employment agreement, he will receive an annual salary based on certain financings achieved by Zulu Energy. If Zulu Energy consummates a financing less than $5 million, Mr. Reeves will receive an annual salary of $180,000. If Zulu Energy consummates a financing between $5 million and $10 million, Mr. Reeves' annual salary will be $240,000. If Zulu Energy consummates a financing in excess of $10 million, Mr. Reeves' annual salary will be $300,000. Mr. Reeves will receive a signing bonus of $100,000 following the consummation by Zulu Energy of a $5 million financing. Mr. Reeves is also eligible to receive an annual bonus at the discretion of the Board. Mr. Reeves was also granted stock options to purchase 1,500,000 shares of common stock with an exercise price of $1.00 per share. Mr. Reeves may exchange these stock options for incentive stock options following the implementation of a stock option plan by Zulu Energy. Pursuant to his employment agreement, the Board also approved the grant to Mr. Reeves of 2,050,000 shares of common stock that that are be subject to restrictions outlined in a restricted stock agreement and will vest as follows: 820,000 shares (40%) on January 1, 2009 so long as Mr. Reeves still is in service with the Company and the Company has successfully drilled three stratigraphic test wells before that date; 615,000 shares (30%) on January 1, 2010 so long as Mr. Reeves still is in service with the Company and the Company shall have successfully located and tested a potentially viable hydrocarbon reservoir prior to that date and the remaining 615,000 shares (30%) on January 1, 2011 so long as Mr. Reeves still is in service with the Company. In addition, Mr. Reeves is entitled to the coverage or benefits under any and all employee benefits plans maintained by Zulu Energy.

Termination

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

Employment Agreement with Mr. Satyen Deshpande

On May 14, 2008, Zulu Energy entered into an employment agreement with Satyendra Deshpande, Zulu Energy’s then Chief Financial Officer and then member of the Board of Directors. Mr. Desphande subsequently resigned as Zulu Energy’s Chief Financial Officer, Secretary, Treasurer and member of the Board on Friday, May 16, 2008.

Under Mr. Deshpande’s employment agreement, Mr. Desphande was to receive an annual salary of $150,000 per annum. Pursuant to the terms of the employment agreement, Mr. Deshpande was granted a stock option to purchase 1,000,000 shares of common stock with an exercise price of $1.00 per share pursuant to Zulu Energy’s 2008 Equity Incentive Plan. The options vest as follows: 500,000 shares on the date of grant; and 500,000 shares on January 1, 2009; provided, however, that no options may be exercised until Zulu Energy’s stockholders approve an increase in Zulu Energy’s authorized shares of common stock to at least 150,000,000 shares. As a result of Mr. Deshpande’s resignation from Zulu Energy, the unvested options terminated.

During his period of employment, Mr. Desphande was entitled to the coverage or benefits under any and all employee benefits plans maintained by Zulu Energy.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Forward-Looking Statements” set forth above.

Overview

We are a development stage independent oil and gas company focused on the exploration and development of oil and gas resources. We were incorporated on May 6, 2005. In December 2007, we acquired nine Prospecting Licenses for the exploration of coal bed methane in the Republic of Botswana in Southern Africa through our acquisition of Nyati Resources Botswana (Proprietary) Limited, which is more fully described in our Annual Report on Form 10-KSB, as amended, filed with the Securities and Exchange Commission on May 15, 2008 in “Description of Business.” Our business plan is focused on discovery and production of substantial commercial quantities of coalbed methane in the Pandamatenga area of Northeastern Botswana.

Paul Stroud is our Chief Executive Officer. He has worked in the energy industry for over 30 years including as an employee for Royal Dutch Shell and UNOCAL and as an independent consulting engineer. Mr. Stroud has been involved in the acquisition of leases, exploration and production. He has substantial experience with coalbed methane and is in the process of assembling our development and management team.

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

Our business plan involves three phases. During the first phase we plan to drill approximately nine exploration wells to confirm the coal deposit, identify the absorption rates and gas content of the coal and identify production pilot locations. We anticipate that this initial exploration phase will last approximately six months. We plan to begin test drilling and initiate this first phase as soon as practicable after we have received funding. We expect that approximately $7 million of capital will be necessary for the first phase. Assuming we are successful in locating coalbed methane and raising the required capital, the second phase will likely involve the drilling of approximately 16 production test wells with the intent of demonstrating production and commercial viability or commercial volumes of coalbed methane. This phase will also likely include the dewatering of the coal and gas production and is expected to last approximately six months. The third phase will likely involve adding more wells to the pilot wells drilled in the second phase, expand our then existing well footprint and increase production. We anticipate that phase three will last approximately nine months. Costs for the second and third phase are estimated at $20 million. The initiation and completion of each of the three contemplated phases will require us to raise sufficient capital. As further described below, on May 7, 2008, we raised $8 million in a private placement of shares of our common stock. At this time we have no commitments or agreements for the raising of capital.

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

Liquidity and Capital Resources

As of March 31, 2008, we had $90,572 in available cash. As of March 31, 2008, we had $591,672 in accrued expenses and accounts payables. On March 31, 2008, we had $27,472 in capitalized oil and gas properties as expenses incurred towards exploration activities since inception. We did not have any accounts payables or capitalized oil and gas properties on March 31, 2007. Investment in fixed assets during the quarter ended March 31, 2008 stood at $298 as compared to $0 during the quarter ended March 31, 2007.

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

Required Expenditures Concerning our Oil & Gas Properties

We own nine Prospecting Licenses or leases in unproved oil and gas properties located in the Republic of Botswana. Under the terms of the lease agreements we are required to pay its share of royalties and other obligations. We paid $7,579 and $7,996 for the lease years ended September 30, 2007 and 2006, respectively to the Government of Botswana under such lease agreements. Our leases expire in September 30, 2008 and there is no assurance that the leases will be extended by the government.

Pursuant to the terms of the leases, as of March 31, 2008 we were obligated to pay the government of Botswana $5,684 to maintain the leases. This amount does not contemplate funds required for exploration.

Under the leases we were required to expend the following amounts during the respective lease period reflected below:

Lease Period Ended	Description	Amount in Pulas
9/30/06	Study of Data,Bore hole to 300m and complete a desorption study for 6 months	1,150,000
9/30/07	Data interpretation, Permeability study, Drill production Bore hole, Test CBM produced	2,000,000
9/30/08	Full feasibility Study, Production and marketing Study	3,000,000

As of March 31, 2008, we had not expended the amounts required during the lease periods. Amounts that were to be spent on exploration are due to the government by Botswana law. As of March 31, 2008 and based on Botswana law, management is of the opinion that we will not be able to renew 50% of the lease acreage and, accordingly, the financial statements reflect a liability of $4,561,393 (P 27,675,000 converted at $.16482) to the government of Botswana representing the aggregate minimum required prospecting expenditures over the three year lease term. We plan to accelerate the exploration activity on the properties and management is of the opinion that such activity will be sufficient to enable the renewal of the remaining 50%. There is, however, no assurance that the government will renew any of the leases.

Private Placement

On May 7, 2008, we sold 8,000,000 shares of our common stock, together with warrants to purchase up to 8,000,000 shares of common stock, to certain investors in a private placement, also referred to as the Offering. We received $8,000,000 in aggregate gross proceeds in the Offering. The warrants have an exercise price of $1.50 per share and are exercisable for 3 years. The warrants are not exercisable until such time as our shareholders approve an amendment to our articles of incorporation to increase our authorized shares of common stock.

Pursuant to the Subscription Agreements entered into as part of the Offering, in the event we, in a subsequent financing, sell any of its equity securities and receives gross proceeds of $5,000,000 or more within 120 days following the closing of the Offering, the investors in the Offering have the right for 30 days following notice by us to them of the subsequent financing to participate in and receive the same terms as the investors in the subsequent financing. If an investor in the Offering elects to participate in the subsequent financing, (i) the subscription funds provided to us as part of the Offering will be allocated to the purchase price or purchase consideration, as applicable, for the securities offered in the subsequent financing, (ii) the investor will surrender to us for cancellation the stock certificates representing the shares of common stock and the warrant received in the Offering, and (iii) the investor will enter into the operative documents prepared in conjunction with the subsequent financing.

We will require additional financing in order to complete our stated plan of operations for the next twelve months. We estimate that we will need approximately $20,000,000 to $25,000,000 for working capital and to carry out our intended objectives in Botswana during the next twelve months. There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. We currently have no firm commitments for any additional capital.

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

Results of operations for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Revenues. For the quarterly period ended March 31, 2008 and March 31, 2007 there were no revenues from operating or any other activities.

Operating Expenses. As of March 31, 2008 and based on Botswana law, management is of the opinion that the Company will not be able to renew 50% of the lease acreage and, accordingly, the financial statements reflect a liability of $4,237,043 (Pula 27,675,000 converted at $.1531) to the government of Botswana representing the aggregate minimum required prospecting expenditures over the three year lease term. The Company plans to accelerate the exploration activity on the properties and is of the opinion that such activity will be sufficient to enable the renewal of the remaining 50%. There is no assurance that the government will renew any of the leases.

For the three months ended March 31, 2008, operating expenses of $193,623 consisted primarily of general and administrative expenses. For the three months ended March 31, 2007, operating expenses of $16,775 consisted of general and administrative expenses.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Zulu Energy and its wholly owned subsidiaries, Nyati Mauritius Limited (“Mauritius”), Nyati Resources Limited (“Resources”), and Nyati Botswana (“Proprietary”) Limited (Botswana). Collectively, the consolidated entities are referred to herein as the “Company”. All significant inter-company transactions have been eliminated.

Going Concern

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s net loss for the year ended December 31, 2007 totaled $2,365,412 and accumulated losses through December 31, 2007 totaled $4,760,510. As of December 31, 2007 the Company’s working capital deficiency totaled $8,120,123 and its shareholder deficit totaled $5,090,332. The net loss for the quarter ended March 31, 2008 was $193,623. These factors raise substantial doubt the Company’s ability to continue as a going concern.

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

Exploration Stage Company

The Company is in the exploration stage. In December 2008, the Company acquired oil and gas licenses and drilling rights located in Botswana, Africa. The recoverability of the cost of capitalized oil and gas properties are dependent upon the discovery of recoverable reserves, the Company’s ability to obtain the necessary funding to extract the reserves and the sale of production at profitable market prices.

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

Goodwill and Intangible Assets

The Company has adopted the provisions of the FAS No. 142, “Goodwill and Intangible Assets”. Under FAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are annually tested for impairment. The determination of any impairment includes a comparison of the estimated future operating cash flows anticipated during the remaining life for the net carrying value of the asset as well as a comparison of the fair value to the book value of the Company or the reporting unit to which the goodwill can be attributed.

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board issued FAS 123R “Share-Based Payment”, a revision to FAS 123. FAS 123R replaces existing requirements under FAS 123 and APB 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. FAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. The Company adopted FAS 123R on November 1, 2006.

Financial Instruments

The carrying values of cash, accounts payable and accrued liabilities and due to related parties approximate their fair value because of the short maturity of these instruments. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with the FAS No. 128, “Earnings per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options, using the treasury stock method. The diluted EPS computation uses the average stock price for the year to determine the number of shares assumed to be purchased from the exercise of stock options or warrants. As at March 31, 2008 the Company has sustained operating losses and, accordingly, any dilutive potential common shares would have an anti-dilutive effect and are therefore not considered in computing diluted EPS.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the application of SFAS 109 by defining the criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for our fiscal year commencing November 1, 2007. The adoption of FIN 48 is not expected to have an impact on our results of operations or financial condition.

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

In December 2007, the FASB issued FSAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 . This Statement provides all entities with an option to report selected financial assets and liabilities at fair value. The Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007, with early adoption available in certain circumstances. Management is currently evaluating the requirements of FAS 159 and has not yet determined the impact on its financial statements.

Item 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) and pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2008. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of March 31, 2008 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal controls over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

As further described in Item 5 of this Quarterly Report on Form 10-Q, we granted Satyendra Deshpande, our then Chief Financial Officer, pursuant to an employment agreement we entered into with Mr. Deshpande on May 14, 2008, options to purchase 1,000,000 shares of our common stock with an exercise price of $1.00 per share pursuant to our 2008 Equity Incentive Plan. Mr. Deshpande resigned from the Company on May 16, 2008. The options were to vest under the agreement as follows: 500,000 shares on the date of grant; and 500,000 shares on January 1, 2009; provided, however, that no options may be exercised until our stockholders approve an increase in our authorized shares of common stock to at least 150,000,000 shares. As a result of Mr. Deshpande’s resignation from the Company, the unvested options terminated. The above grant of stock options made by us to Mr. Deshpande was made pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO THE VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On May 14, 2008, we entered into an employment agreement with Satyendra Deshpande, our then Chief Financial Officer, Secretary and Treasurer and then member of the Board of Directors (or Board). Mr. Desphande subsequently resigned as our Chief Financial Officer, Secretary, Treasurer and member of the Board on  May 16, 2008.

Under Mr. Deshpande’s employment agreement, Mr. Desphande was to receive an annual salary of $150,000 per annum. Pursuant to the terms of the employment agreement, Mr. Deshpande was granted a stock option to purchase 1,000,000 shares of common stock with an exercise price of $1.00 per share pursuant to our 2008 Equity Incentive Plan. The options were to vest under the agreement as follows: 500,000 shares on the date of grant; and 500,000 shares on January 1, 2009; provided, however, that no options may be exercised until our stockholders approve an increase in our authorized shares of common stock to at least 150,000,000 shares. As a result of Mr. Deshpande’s resignation from the Company, the unvested options terminated.

During his period of employment, Mr. Desphande was entitled to the coverage or benefits under any and all employee benefits plans maintained by the Company.

On May 19, 2008, the Board appointed James Hostetler, our Executive Vice President, as Chief Financial Officer, Secretary, Treasurer, and Principal Accounting Officer of the Company. The information concerning Mr. Hostetler’s employment agreement, biographical information and work experience and related disclosure is available in the Company’s Form 10-KSB/A filed with the Securities and Exchange Commission on April 29, 2008.

ITEM 6. EXHIBITS

Exhibit
Number	Description

2.1	Stock Exchange Agreement and Plan of Reorganization among Zulu Energy Corp, Nyati Mauritius Limited and LMA Hughes LLLP dated December 19, 2007[1]

3.1	Articles of Incorporation[2]

3.2	Articles of Amendment*

3.3	Statement of Correction*

3.4	Form of Amended and Restated Articles of Incorporation4†

3.5	Amended and Restated Bylaws[5]

10.2	Stock Purchase Agreement between Zulu Energy Corp. and Swansi Holdings Corp. dated as of December 19, 2007[1]

10.3	Tax Indemnification Letter Agreement between Zulu Energy Corp. and LMA Hughes LLLP dated December 19, 2007[1]

10.4	Employment Agreement, dated effective March 1, 2008, by and between Zulu Energy Corp. and Paul Stroud[4]

10.5	Employment Agreement, dated effective March 1, 2008, by and between Zulu Energy Corp. and James Hostetler[3]

10.6	Employment Agreement, dated effective March 1, 2008, by and between Zulu Energy Corp. and Kevin Reeves[3]

10.7	Form of Option Holder Letter Agreement[3]

10.8	Letter Agreement dated April 25, 2008 between Zulu Energy Corp. and Swansi Holdings Corp.[3]

10.9	Zulu Energy Corp. 2008 Equity Incentive Plan3†

10.10	Form of Restricted Stock Agreement[5]

10.11	Form of Stock Option Agreement[5]

10.12	Form of Common Stock Purchase Warrant[6]

10.13	Form of Subscription Agreement[6]

10.14	Form of Registration Rights Agreement[6]

10.15	Employment Agreement, dated effective May 14, 2008, by and between Zulu Energy Corp. and Satyendra Deshpande*

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2007, File No. 000-52272.

2.	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the Commission on September 1, 2006, File No. 333-137076.

3.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 21, 2008, File No. 000-52272.

4.	Incorporated by reference to the Company’s Annual Report on Form 10-KSB/A filed with the Commission on April 29, 2008, File No. 000-52272.

5.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 2, 2008, File No. 000-52272.

6.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 9, 2008, File No. 000-52272.

*	Filed herewith.

†
The form of Amended and Restated Articles of Incorporation and 2008 Equity Incentive Plan were approved by the Board of Directors of Zulu Energy Corp. on April 28, 2008 and will be presented to shareholders for approval as part of the 2008 Annual Meeting of Shareholders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZULU ENERGY CORP.

Date: May 20, 2008	By:	/s/ Paul Stroud
Paul Stroud, President and Chief Executive Officer

Date: May 20, 2008	By:	/s/ James Hostetler
James Hostetler, Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer.

EXHIBIT LIST

Exhibit
Number	Description

2.1	Stock Exchange Agreement and Plan of Reorganization among Zulu Energy Corp, Nyati Mauritius Limited and LMA Hughes LLLP dated December 19, 2007[1]

3.1	Articles of Incorporation[2]

3.2	Articles of Amendment*

3.3	Statement of Correction*

3.4	Form of Amended and Restated Articles of Incorporation4†

3.5	Amended and Restated Bylaws[5]

10.2	Stock Purchase Agreement between Zulu Energy Corp. and Swansi Holdings Corp. dated as of December 19, 2007[1]

10.3	Tax Indemnification Letter Agreement between Zulu Energy Corp. and LMA Hughes LLLP dated December 19, 2007[1]

10.4	Employment Agreement, dated effective March 1, 2008, by and between Zulu Energy Corp. and Paul Stroud[4]

10.5	Employment Agreement, dated effective March 1, 2008, by and between Zulu Energy Corp. and James Hostetler[3]

10.6	Employment Agreement, dated effective March 1, 2008, by and between Zulu Energy Corp. and Kevin Reeves[3]

10.7	Form of Option Holder Letter Agreement[3]

10.8	Letter Agreement dated April 25, 2008 between Zulu Energy Corp. and Swansi Holdings Corp.[3]

10.9	Zulu Energy Corp. 2008 Equity Incentive Plan3†

10.10	Form of Restricted Stock Agreement[5]

10.11	Form of Stock Option Agreement[5]

10.12	Form of Common Stock Purchase Warrant[6]

10.13	Form of Subscription Agreement[6]

10.14	Form of Registration Rights Agreement[6]

10.15	Employment Agreement, dated effective May 14, 2008, by and between Zulu Energy Corp. and Satyendra Deshpande*

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2007, File No. 000-52272.

2.	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the Commission on September 1, 2006, File No. 333-137076.

3.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 21, 2008, File No. 000-52272.

4.	Incorporated by reference to the Company’s Annual Report on Form 10-KSB/A filed with the Commission on April 29, 2008, File No. 000-52272.

5.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 2, 2008, File No. 000-52272.

6.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 9, 2008, File No. 000-52272.

*	Filed herewith.

†
The form of Amended and Restated Articles of Incorporation and 2008 Equity Incentive Plan were approved by the Board of Directors of Zulu Energy Corp. on April 28, 2008 and will be presented to shareholders for approval as part of the 2008 Annual Meeting of Shareholders.