Form 10KSB/A
period 2007-06-30
ZULU ENERGY CORP.
filed 2008-06-03
CIK 1373467

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

307-673-0800

(Issuer’s telephone number)

N/A

(Former Address)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Issuer’s revenues for the year ended June 30, 2007 was $0.00.

State the aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $96,200,000 on September 30, 2007.

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 52,000,000 as of October 10, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

Transitional Small Business disclosure format (check one): Yes ☐ No ☒

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-KSB/A (this “Amendment”) amends the items identified below with respect to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007, originally filed with the Securities and Exchange Commission (the “SEC”) on October 10, 2007 (the “Original Filing”).

As previously disclosed in the Current Report on Form 8-K filed with the SEC on May 14, 2008, our Board of Directors on May 12, 2008, concluded that the Company’s previously filed audited financial statements for the fiscal years ended June 30, 2007 and December 31, 2007 and unaudited financial statements for the quarterly period ended September 30, 2007 should no longer be relied upon and need to be restated as a result of our determination that we previously misstated (i) our authorized shares of common stock as 500 million, when, in fact, our authorized shares of common stock is 100 million and (ii) the par value of our common stock as $0.0001, when, in fact, the par value of our common stock is $0.001.

Authorized officers of the Company discussed this matter with our current and former independent public accounting firms who agreed that the Company's previously issued financial statements described above could not be relied upon and needed to be restated. See “Note 7 - Restatement” in the Notes to Financial Statements for further details.

This Amendment only amends certain information in Item 7 (Financial Statements) of the Original Filing and such amendment with respect to Item 7 reflects the restatement of the financial statements as described above.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Except for the foregoing amended information, this Amendment continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing or to modify or update those disclosures affected by subsequent events.

In addition, in connection with the filing of this Amendment, and pursuant to Rule 12b-15 and 13a-14 under the Exchange Act, we are including with this Amendment currently dated certifications. The Original Filing also included a cautionary statement concerning forward-looking statements, which is also applicable to this Amendment.

i

TABLE OF CONTENTS

FORM 10-KSB/A ANNUAL REPORT

ZULU ENERGY CORP.

As used in this document, references to “Zulu Energy”, “our company”, “the Company”, “we”, “us”, and “our” refer to Zulu Energy Corp. and its directly and indirectly wholly-owned subsidiaries.

ii

ITEM 7.  FINANCIAL STATEMENTS

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

As noted in note 7 to the financial statements, the Company has restated its financial statements to correct an accounting error relating to the par value of the Company’s common stock.

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

s/ Madsen & Associates CPA’s, Inc.

Madsen & Associates CPA’s, Inc.

Salt Lake City, Utah

September 28, 2007, except for the restatement adjustment outlined in Note 7 which is dated May 29, 2008.

ZULU ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

	(Restated)	(Restated)
	June 30,	June 30,
	2007	2006
ASSETS

Cash	$-	$35,940

Total Assets	$-	$35,940

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	16,800	15,000
Total Current Liabilities	16,800	-

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 10,000,000, none issued	-	-
Common stock, $.001 par value; 100,000,000 shares authorized 52,000,000 and issued and outstanding at June 30, 2007 and 2006, respectively	52,000	52,000
Additional paid in capital	(13,500)	(13,500)
Deficit accumulated during the exploration stage	(55,300)	(17,560)

Total Stockholders' Equity (Deficit)	(16,800)	20,940

Total Liabilities and Stockholders' Equity (Deficit)	$-	$35,940

THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

ZULU ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006
AND FOR THE PERIOD MAY 5, 2005 (INCEPTION) THROUGH JUNE 30, 2007

	For the year ended June 30,2007	For the year ended June 30, 2006	From May 5, 2005 (Date of inception of exploration stage) to June 30, 2007

Revenue:	$-	$-	$-
Total Revenue	-	-	-

Operating Expenses:
Mineral exploration costs	-	15,500	15,500
General & administrative	37,740	1,060	39,800
Total Operating Expenses	37,740	16,560	55,300

NET LOSS	$(37,740)	$(16,560)	$(55,300)

Weighted Average Shares
Common Stock Outstanding	52,000,000	3,341,667

Net Loss Per Share
(Basic and Fully Dilutive)	(0.00)	(0.00)

THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

ZULU ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)

STATEMENT OF SHAREHOLDERS’ EQUITY (Restated)
AS AT JUNE 30, 2007

	Shares Issued	Par Value $.001 per share	Share Issued	Par Value $.001 per share	Additional Paid-In Capital	Deficit accumulated during the exploration stage	Total

BALANCE- May 6, 2005 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of common stock in exchange for services	-	-	10,000,000	10,000	(9,000)	-	1,000
Net loss	-	-	-	-	-	(1,000)	(1,000)

BALANCE- June 30, 2005	-	-	-	10,000	-	(9,000)	-

Issuance of common stock for mineral claims	-	-	5,000,000	5,000	(4,500)	-	500
Issuance of common stock for cash at $.001 per share	-	-	37,000,000	37,000	-	-	37,000
Net loss	-	-	-	-	-	(16,560)	(16,560)

BALANCE- June 30, 2006	-	-	52,000,000	52,000	(13,500)	(17,560)	20,940

Net loss	-	-	-	-	-	(37,740)	(37,740)

BALANCE-June 30, 2007	-	-	52,000,000	52,000	(13,500)	(55,300)	(16,800)

ZULU ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNJE 30, 2006 AND 2007
AND FOR THE PERIOD MAY 6, 2005 (INCEPTION) THROUGH JUNE 30, 2007

	For the year ended June 30, 2007	For the year ended June 30, 2006	From May 6, 2005 (date of inception) to June 30, 2007
Cash Flows Used in Operating Activities:

Net Loss by operating activites:	$(37,740)	$(16,560)	$(55,300)
Issuance of stock for services rendered	-	-	1,000
Issuance of stock for mineral claims (expensed)	-	500	500
Increase in accounts payable	1,800	15,000	16,800

Net Cash Used in Operating Activities	(35,940)	(1,060)	(37,000)

Cash Flows from Financing Activities:
Issuance of common stock	-	37,000	37,000

Net Cash Provided by Financing Activities	-	37,000	37,000

Net Increase (Decrease) in Cash	(35,940)	35,940	-

Cash at Beginning of Year	-	-	-

Cash at End of Year	$(35,940)	$35,940	$-

Issuance of stock for services	$-	$1,000	$1,000
Issuance of stock for mineral claims (expensed)	-	500	500

THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

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

EARNINGS PER SHARE

Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period. Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect.

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

NOTE 7 – RESTATEMENT ADJUSTMENT

The financial statements had previously been prepared reflecting the par value of the common stock at $.0001 per share. Management made a determination that the Company had not satisfied the legal requirements to change the par value of its common shares from $.001 per share to $.0001 per share.

In addition the Company had previously reported its total authorized common shares at 500,000,000 shares. The Company has 100,000,000 common shares authorized.

The Company is restating its financial statements to make the above corrections.

The restatement adjustments have no effect on the statement of operations or weighted average common shares outstanding.

The summary of the restatement adjustment on the affected accounts is as follows:

	As previously reported	Restated Amounts	Restatement Adjustment
Common stock	$5,200	$52,000	$46,800
Paid in capital	$33,300	$(13,500)	$(46,800)

ITEM 13. EXHIBITS

Pursuant to Rule 601 of Regulation SB, the exhibits filed as part of this Amendment No. 1 on Form 10-KSB/A are reflected on the Exhibit Index following the signature page.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following person and in the capacities and on the date indicated.

ZULU ENERGY CORP.

By:	/s/ James Hostetler
James Hostetler, Executive Vice President, Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer

Date: June 2, 2008

Exhibit List

Exhibit
Number	Description

2.1	Stock Exchange Agreement and Plan of Reorganization among Zulu Energy Corp, Nyati Mauritius Limited and LMA Hughes LLLP dated December 19, 2007[1]

3.1	Articles of Incorporation[2]

3.2	Articles of Amendment[7]

3.3	Statement of Correction[7]

3.4	Form of Amended and Restated Articles of Incorporation4†

3.5	Amended and Restated Bylaws[5]

10.2	Stock Purchase Agreement between Zulu Energy Corp. and Swansi Holdings Corp. dated as of December 19, 2007[1]

10.3	Tax Indemnification Letter Agreement between Zulu Energy Corp. and LMA Hughes LLLP dated December 19, 2007[1]

10.4	Employment Agreement, dated effective March 1, 2008, by and between Zulu Energy Corp. and Paul Stroud[4]

10.5	Employment Agreement, dated effective March 1, 2008, by and between Zulu Energy Corp. and James Hostetler[3]

10.6	Employment Agreement, dated effective March 1, 2008, by and between Zulu Energy Corp. and Kevin Reeves[3]

10.7	Form of Option Holder Letter Agreement[3]

10.8	Letter Agreement dated April 25, 2008 between Zulu Energy Corp. and Swansi Holdings Corp.[3]

10.9	Zulu Energy Corp. 2008 Equity Incentive Plan3†

10.10	Form of Restricted Stock Agreement[5]

10.11	Form of Stock Option Agreement[5]

10.12	Form of Common Stock Purchase Warrant[6]

10.13	Form of Subscription Agreement[6]

10.14	Form of Registration Rights Agreement[6]

10.15	Employment Agreement, dated effective May 15, 2008, by and between Zulu Energy Corp. and David Weisgerber[8]

10.16	Employment Agreement, dated effective May 21, 2008, by and between Zulu Energy Corp. and David Weisgerber[8]

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2007, File No. 000-52272.

2.	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the Commission on September 1, 2006, File No. 333-137076.

3.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 21, 2008, File No. 000-52272.

4.	Incorporated by reference to the Company’s Annual Report on Form 10-KSB/A filed with the Commission on April 29, 2008, File No. 000-52272.

5.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 2, 2008, File No. 000-52272.

6.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 9, 2008, File No. 000-52272.

7.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 20, 2008, File No. 000-52272.

8.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 28, 2008, File No. 000-52272.

*	Filed herewith.

†
The form of Amended and Restated Articles of Incorporation and 2008 Equity Incentive Plan were approved by the Board of Directors of Zulu Energy Corp. on April 28, 2008 and will be presented to shareholders for approval as part of the 2008 Annual Meeting of Shareholders.