Form 10QSB/A
period 2007-09-30
ZULU ENERGY CORP.
filed 2008-06-03
CIK 1373467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-QSB/A

Amendment No. 1

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number
000-11284

ZULU ENERGY CORP.
(Exact name of registrant as specified in its charter)

Colorado	20-3281304
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

122 N. Main Street, Sheridan, Wyoming 82801
(Address of principal executive offices)

307-673-0800
(Registrant’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $0.001 par value, 52,000,000 outstanding as of November 14, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-QSB/A (this “Amendment”) amends the items identified below with respect to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007, originally filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2007 (the “Original Filing”).

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

Authorized officers of the Company discussed this matter with our current and former independent public accounting firms who agreed that the Company's previously issued financial statements described above could not be relied upon and needed to be restated. See “Note 10 - Restatement” in the Notes to Financial Statements for further details. In addition, the financial statements included in the Original Filing inadvertently did not include Notes to Financial Statements, which are included as part of this Amendment.

This Amendment only amends certain information in Item 1 (Financial Statements) of the Original Filing and such amendment with respect to Item 1 reflects the restatement of the financial statements as described above.

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

ITEM 1. FINANCIAL STATEMENTS

ZULU ENERY CORP.
(Formerly Global Sunrise, Inc.)
(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

	September 30,	June 30,
	2007	2007

ASSETS

Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:

Accounts payable	23,418	16,800
Accrued wages	3,333	-
Loan from shareholder	16,800	-
Total Current Liabilities	43,551	16,800

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 10,000,000, none issued	-	-
Common stock, $.001 par value; 100,000,000 shares authorized 52,000,000 and issued and outstanding	52,000	52,000
Additional paid in capital	3,862,500	(13,500)
Deficit accumulated during the exploration stage	(3,958,051)	(55,300)

Total Stockholders' Equity (Deficit)	(43,551)	(16,800)

Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

ZULU ENERY CORP.
(Formerly Global Sunrise, Inc.)
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

			From May 5, 2005
	For the three months ended		(Date of inception
	September 30,	September 30,	of exploration stage)
	2007	2006	to September 30, 2007

Revenue:	$-	$-	$-
Total Revenue	-	-	-

Operating Expenses:
Mineral exploration costs	-	-	15,500
Accounting	1,312		1,312
Consulting	15,000		15,000
Professional Fees	5,350		5,350
Salaries	3,333		3,333
Stock based Compensation	3,876,000		3,876,000
Other General & administrative	1,756	2,517	41,556
Total Operating Expenses	3,902,751	2,517	3,958,051
-

NET LOSS	$(3,902,751)	$(2,517)	$(3,958,051)

Weighted Average Shares Common Stock Outstanding	52,000,000	52,000,000

Net Loss Per Share (Basic and Fully Dilutive)	$(0.08)	(0.00)

ZULU ENERY CORP.
(Formerly Global Sunrise, Inc.)
(AN EXPLORATION STAGE COMPANY)

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY(DEFICIT)
FOR THE PERIOD FROM THE DATE OF INCEPTION (MAY 5, 2005) TO SEPTEMBER 30

	Preferred Stock 10,000,000 shares authorized		Common Stock 100,000,000 shares authorized
	Shares Issued	Par Value $.001 per share	Share Issued	Par Value $.0001 per share	Additional Paid-In Capital	Deficit accumulated during the exploration stage	Total

BALANCE- May 6, 2005 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of common stock in exchange for services	-	-	10,000,000	10,000	(9,000)	-	1,000
Net loss for the period	-	-	-	-	-	(1,000)	(1,000)

BALANCE- June 30, 2005	-	-	-	10,000	(9,000)	(1,000)	-

Issuance of common stock for mineral claims	-	-	5,000,000	5,000	(4,500)	-	500
Issuance of common stock for cash at $.001 per share	-	-	37,000,000	37,000	-	-	37,000
Net loss	-	-	-	-	-	(16,560)	(16,560)

BALANCE- June 30, 2006	-	-	52,000,000	52,000	(13,500)	(17,560)	20,940

Net loss for the year ended June 30, 2007	-	-	-	-	-	(37,740)	(37,740)

BALANCE-June 30, 2007	-	-	52,000,000	52,000	(13,500)	(55,300)	(16,800)

Stock Based Compensation					3,876,000		3,876,000
Net Loss for the Quarter ended September 30, 2007						(3,902,751)	(3,902,751)

BALANCE- September 30, 2007	-	-	52,000,000	52,000	3,862,500	(3,958,051)	(43,551)

ZULU ENERY CORP.
(Formerly Global Sunrise, Inc.)
(AN EXPLORATION STAGE COMPANY)

STATEMENT OF CASHFLOWS

	For the three months ended
	September 30, 2007	September 30, 2006	From May 6, 2005 (date of inception) to September 30, 2007
Cash Flows Used in Operating Activities:
Net Loss	$(3,902,751)	$(2,517)	$(3,958,051)
Adjustments to reconcile net (loss) to net cash provided by operating activites:
Issuance of stock for services rendered	-	-	1,000
Issuance of stock for mineral claims (expensed)	-	-	500
Stock Based Compensation	3,876,000	-	3,876,000
Increase in payables	9,951	(15,000)	26,751

Net Cash Used in Operating Activities	(16,800)	(17,517)	(53,800)

Cash Flows from Investing Activities	$-	-	-

Cash Flows from Financing Activities:
Loan from Shareholder	16,800	-	16,800
Issuance of common stock	-	-	37,000
Net Cash Provided by Financing Activities	16,800	-	53,800

Net Increase (Decrease) in Cash	-	(17,517)	-

Cash at Beginning of the Period	-	35,940	-

Cash at End of the Period	$-	$18,423	$-

The Company did not expend any cash for interest and tax expenses during the three months ended September 30, 2007.

Non cash financing activities
Stock options issued	$3,876,000

ZULU ENERGY CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 1 - INTERIM REPORTING AND SIGNIFICANT ACCOUNTING POLICIES

While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s June 30, 2007 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s June 30, 2007 annual financial statements. Certain amounts in the previous financial statements have been changed to conform to the presentation of the September 30, 2007 financial statements.

Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that can be expected for the year ended June 30, 2008. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results may vary from these estimates.

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

STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board issued FAS 123R “Share-Based Payment”, a revision to FAS 123. FAS 123R replaces existing requirements under FAS 123 and APB 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. FAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small business filers, FAS 123R will be effective for interim or annual periods beginning after December 15, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued. The Company adopted FAS 123R on November 1, 2006.

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

CONCENTRATION OF CREDIT RISK

The Company does not have any concentration of related financial credit risk.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact to its financial statements.

NOTE 2 - NATURE AND CONTINUANCE OF OPERATIONS

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

The Company is in the exploration stage and is in the process of acquiring an effective 50% ownership interest in Nyati Botswana (PTY) Limited, the company having ownership of prospecting licenses, allowing for the exploration and production rights to more than two million (2,000,000) acres of what the Company believe is land containing contiguous coal beds for the production of coal bed methane gas, another form of natural gas, in the country of Botswana. The completion of the acquisition transaction and the beginning of exploration and production activities is dependent the ability of the Company to obtain necessary financing, which is not guaranteed at this point in time.

NOTE 3 - MINERAL CLAIMS

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

NOTE 4 - COMMON STOCK

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

NOTE 5 - LOANS FROM SHAREHOLDER

Loans from shareholder consist of note payable to a shareholder of the Company for advances made to the Company in the amount of $16,800. This note payable is unsecured, non-interest bearing and without specific terms for repayment.

NOTE 6 - STOCK PURCHASE OPTIONS

The Company uses the Fair Value Method in accordance with SFAS 123R for accounting of stock based compensation.

On September 24, 2007, the Company granted 3,000,000 non-qualified employee stock options exercisable until September 24, 2012. These options vest 100% on the date of the grant and are exercisable at $1.81 per share.

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

In the quarter ended September 30, 2007 the Company recorded a non-cash stock-based compensation expense of $3,876,000 related to the above mentioned stock options.

NOTE 7 - INCOME TAXES

The Company has accumulated operating losses available to carry forward of $3,958,051, which will begin to expire in the year 2027. The tax benefit of approximately $1,187,415 resulting from the loss carry forward has been offset by a valuation reserve because the losses are unlikely to be realized.

NOTE 8 - SIGNIFICANT TRANSACTIONS

On September 25, 2007, we signed a binding Letter of Intent (the “LOI”) with LMA Hughes, LLLP and Swansi Holdings Corp. to acquire an effective fifty-percent (50%) ownership interest in Nyati Botswana (PTY) Limited, the company having ownership of prospecting licenses, allowing for the exploration and production rights to more than two million (2,000,000) net acres of what the Company believes to contain contiguous coal beds for the production of coal bed methane gas (“CBM”), another form of natural gas, in the country of Botswana.

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

Zulu will deliver at the closing of the transaction (the "Closing Date") 30,000,000 shares of Zulu to LMA Hughes and $1,500,000 in cash to Swansi. Another $1,500,000 in cash will be payable to Swansi upon the earlier of (i) four years from the Closing Date or (ii) the date Zulu raises gross proceeds of at least an aggregate of $5,000,000 in one or more financings, through an offering of equity, debt or a combination thereof. The ensuing definitive agreements were initially expected to be executed on or before October 31, 2007.

NOTE 9 - GOING CONCERN

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2007, the Company has not yet achieved profitable operations, has insufficient working capital to fund ongoing operations for the next fiscal year, has accumulated losses of $3,958,051 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Management considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

NOTE 10 - RESTATEMENT ADJUSTMENT

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

The Company is restating its financial statements to make the above corrections.

The restatement adjustments have no effect on the statement of operations or weighted average common shares outstanding.

The summary of the restatement adjustments on the affected accounts is as follows:

	As previously reported	Restated Amounts	Restatement
			Adjustment

Common Stock	$5,200	$52,000	$46,800

Paid in capital	$3,909,300	$3,862,500	$(46,800)

ITEM 6.  EXHIBITS

Pursuant to Rule 601 of Regulation SB, the exhibits filed as part of this Amendment No. 1 on Form 10-QSB/A are reflected on the Exhibit Index following the signature page.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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