Form 10KSB/A
period 2007-12-31
ZULU ENERGY CORP.
filed 2008-06-04
CIK 1373467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 2

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

Transitional Small Business disclosure format (check one): Yes ☐    No ☒

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-KSB/A (this “Amendment”) amends the items identified below with respect to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2008 (the “Original Filing”) and to our Amendment No. 1 to Form 10-KSB/A for the fiscal year ended December 31, 2007, originally filed with the SEC on April 29, 2008 (the “Amendment No. 1”).

As previously disclosed in the Current Report on Form 8-K filed with the SEC on May 14, 2008, our Board of Directors on May 12, 2008, concluded that the Company’s previously filed audited financial statements for the fiscal years ended June 30, 2007 and December 31, 2007 and the quarterly period ended September 30, 2007 should no longer be relied upon and need to be restated as a result of our determination that we previously misstated (i) our authorized shares of common stock as 500 million, when, in fact, our authorized shares of common stock is 100 million and (ii) the par value of our common stock as $0.0001, when, in fact, the par value of our common stock is $0.001.

Authorized officers of the Company discussed this matter with our current and former independent public accounting firms who agreed that the Company's previously issued financial statements described above could not be relied upon and needed to be restated. See “Note 11 - Restatement” in the Notes to Financial Statements for further details.

This Amendment only amends certain information in (i) Item 7 (Financial Statements) of the Original Filing and such amendment with respect to Item 7 reflects the restatement of the financial statements as described above and (ii) Item 12 (Certain Relationships and Related Transactions) to include certain information that was inadvertently omitted from Amendment No. 1.

Except as described above, no other changes have been made to the Original Filing or Amendment No. 1. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. The Amendment No. 1 continues to speak as of the date of the filing of the Amendment No. 1, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Amendment No. 1. Except for the foregoing amended information, this Amendment continues to describe conditions as of the date of the Original Filing and Amendment No. 1, as the case may be, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing or Amendment No. 1, as the case may be, or to modify or update those disclosures affected by subsequent events.

In addition, in connection with the filing of this Amendment, and pursuant to Rule 12b-15 and 13a-14 under the Exchange Act, we are including with this Amendment currently dated certifications. The Original Filing also included a cautionary statement concerning forward-looking statements, which is also applicable to this Amendment.

- i -

FORM 10-KSB/A ANNUAL REPORT

ZULU ENERGY CORP.

As used in this document, references to “Zulu Energy”, “our company”, “the Company”, “we”, “us”, and “our” refer to Zulu Energy Corp. and its directly and indirectly wholly-owned subsidiaries.

- ii -

PART II

ITEM 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ZULU ENERGY CORP. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of ZULU Energy Corp. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2007, and for the period from August 11, 2005 (inception) to December 31, 2007. ZULU Energy Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, net capital deficiencies, and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Leon & Company, P.A.

Pembroke Pines, Florida

April 12, 2008, except as to notes 3, 5, 6, 11, and 12 which date is June 1, 2008.

ZULU ENERGY CORP. & SUBSIDIARIES
(Formerly Global Sunrise, Inc.)
(An Exploration Stage Company)
AUDITED CONSOLIDATED BALANCE SHEETS AS AT

	December 31,	December 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$17,598	$—
Prepaid Expenses	5,468	3,723
Total Current Assets	23,066	3,723

Fixed Assets, net	216	—
Oil and Gas Properties	29,575	—
Prospecting Licenses	3,000,000	—
Total Assets	$3,052,857	$3,723
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payables	$266,380	$—
Accrued Expenses	63,333	—
Loan payable to shareholder	252,083	34,826
Liability - acquisition of prospecting licenses rights	3,000,000	—
Liabilities to Government of Botswana	4,561,393	—
Total Current Liabilities	$8,143,189	$34,826
Stockholders’ Deficit:
Preferred Stock, $.001 par value; authorized 10,000,000 shares, none issued	—	—
Common stock 100,000,000 shares authorized at $0.001 par value, 82,000,000 shares and 600,000 shares issued and outstanding at 12/31/2007 and 12/31/2006 respectively.	82,000	600
Additional paid-in capital	(411,724)	(598)
Deficit accumulated during the exploration stage	(4,840,906)	(31,105)
Subscription receivable	(98)
Accumulated other comprehensive income	80,396	—
Total Stockholders’ Deficit	(5,090,332)	(31,103)
Total Liabilities and Stockholders’ Deficit	$3,052,857	$3,723

The accompanying notes are an integral part of these financial statements

ZULU ENERGY CORP. & SUBSIDIARIES
(Formerly Global Sunrise, Inc.)
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
AND THE PERIOD FROM AUGUST 11, 2005 (INCEPTION) TO DECEMBER 31, 2007

	YEAR ENDED DECEMBER 31, 2007	YEAR ENDED DECEMBER 31, 2006	FOR THE PERIOD FROM AUGUST 11, 2005 (INCEPTION) TO DECEMBER 31, 2007
Revenue	$—	$—	$—
Operating expenses	4,748,830	24,018	4,779,935
Loss from operations before Minority Interest	(4,748,830)	(24,018)	(4,779,935)
Minority Interest	2,303,022	—	2,303,022
Taxes	—	—	—
Loss for the period	$(2,445,808)	$(24,018)	$(2,476,913)

Other Comprehensive Income:
Foreign currency translation	80,396	—	80,396
Total Comprehensive Loss	$(2,365,412)	$(24,018)	$(2,396,517)

Comprehensive Loss per Share:
Primary	$(0.14)	$(0.04)
Weighted Average Shares Outstanding	16,969,315	600,000

The accompanying notes are an integral part of these financial statements

ZULU ENERGY CORP. & SUBSIDIARIES
(Formerly Global Sunrise, Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the period from August 11, 2005 (Date of Inception) to December 31, 2007

					Deficit
					Accumulated
	Common Stock		Additional	Other	During the		Total
	Number		Paid In	Comprehensive	Exploration	Subscription	Stockholders
	Shares	Amount	Capital	Income	Stage	Receivable	(Deficiency)

Balance on Date of Inception	—	$—	$—	$—	$—		$—
Issuance of common stock-Aug. 11, 2005	600,000	600	(598)	—	—		2

Net loss for the year 2005	—	—	—	—	(7,087)	—	(7,087)
Balance, December 31, 2005	600,000	600	(598)	—	(7,087)		(7,085)

Net loss for the year 2006	—	—	—	—	(24,018)	—	(24,018)
Balance, December 31, 2006	600,000	600	(598)	—	(31,105)		(31,103)

Net Loss for the year ended Dec 31, 2007	—	—	—	80,396	(2,445,808)		(2,365,412)
Shares Issued - Subscription receivable	29,400,000	29,400	(29,302)	—	—	(98)	—
Issuance of common stock Dec 20, 2007 for Net Assets of Zulu Energy Corp.	52,000,000	52,000	(381,824)				(329,824)
Minority Interest Acquired	—	—	—	—	(2,363,993)	—	(2,363,993)
Balance, December 31, 2007	82,000,000	82,000	(411,724)	80,396	(4,840,906)	(98)	(5,090,332)

The accompanying notes are an integral part of these financial statements

ZULU ENERGY CORP. & SUBSIDIARIES
(Formerly Global Sunrise, Inc.)
(An Exploration Stage Company)
AUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
YEARS ENDED DECEMBER 31, 2007 AND 2006 AND FOR THE PERIOD FROM
AUGUST 11, 2005 (DATE OF INCEPTION) TO DECEMBER 31, 2007

			For the Period
			From August 11, 2005
	Year Ended	Year Ended	(Inception) to
	December 31,	December 31,	December 31,
	2007	2006	2007

Cash Flows from Operating Activities :
Net loss for the period	$(2,445,808)	$(24,018)	$(2,476,913)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	82	—	82
Changes in working capital balances:
Prepaid expenses	(1,745)	—	(5,468)
Other liabilities, net of minority interest	2,197,400	—	2,197,400
Accounts payable and accrued expenses	35,448	—	35,448
Net cash used by operating activities	(214,623)	(24,018)	(249,451)

Cash Flows used in Investing Activities:
Cash acquired upon investment in subsidiary	17,452	—	17,452
Fixed Assets	(298)		(298)
Oil and gas properties	(29,575)	—	(29,575)
Net cash used by investing activities	(12,421)	—	(12,421)

Cash Flows from Financing Activities:
Issuance of common stock	—	—	2
Increase in shareholder loan	164,246	24,018	199,072
Net cash provided by financing activities	164,246	24,018	199,074

Effects on exchange rates on cash	80,396	—	80,396

Increase in cash and cash equivalents	17,598	—	17,598
Cash and cash equivalents, beginning of period	—	—	—
Cash and cash equivalents, end of the period	$17,598	$—	$17,598

Supplemental Disclosures:
The Company did not pay any interest or taxes during the above periods.

Non-cash financing and investing activities:
The Company issued 52,000,000 shares of common stock for net monetary liabilities of $329,824.

Note 1	Significant Accounting Policies

Basis of Presentation

These consolidated financial statements include the accounts of Zulu Energy Corp. (“Zulu Energy”) and its wholly owned subsidiaries, Nyati Mauritius Limited (“Nyati Mauritius”), Nyati Resources Limited (“Nyati Resources”), and Nyati Botswana (Proprietary) Limited (“Nyati Botswana”). Collectively, the consolidated entities are referred to herein as the (“Company”). All significant inter-company transactions have been eliminated.

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

Exploration Stage Company

The Company is in the exploration stage. In December 2007, Zulu Energy acquired oil and gas licenses and drilling rights located in Botswana, Africa. The recoverability of the cost of capitalized oil and gas properties are dependent upon the discovery of recoverable reserves, the Company’s ability to obtain the necessary funding to extract the reserves and the sale of production at profitable market prices.

The Company complies with Financial Accounting Standards Board Statement No. 7 and SEC Guide 7 for its characterization of the Company as exploration stage.

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

In December 2007, the FASB issued FSAS No.157, Fair Value Measurements. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. However, the application of this Statement may change how fair value is determined. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As of December 1, 2007, the FASB has proposed a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Management is currently evaluating the requirements of FAS 157 and has not yet determined the impact on its financial statements.

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

Zulu Energy Corp.
Zulu Energy Corp. (“Zulu Energy”) was incorporated under the laws of the State of Colorado on May 6, 2005 under the name of Global Sunrise, Inc. On January 16, 2007 Zulu Energy changed its name to Zulu Energy Corp. Prior to the share exchange agreement dated December 20, 2007, as more fully explained below, Zulu Energy utilized a June 30 fiscal year-end. Zulu Energy changed its year-end to December 31 as a result of the merger with Nyati Mauritius Limited (Mauritius) (“Nyati Mauritius”). The focus of Zulu Energy’s business plan is the acquisition of oil and gas properties and leasing rights and their exploration, development and production.

Effective December 20, 2007, Zulu Energy acquired 100% of the outstanding common stock of Nyati Mauritius (including Nyati Resources Limited (“Nyati Resources”), the wholly-owned subsidiary of Nyati Mauritius) in exchange for 30,000,000 common shares of Zulu Energy. Zulu Energy’s acquisition of Nyati Mauritius (an operating company) and its subsidiary has been recorded as a recapitalization of Zulu Energy because Zulu Energy was a “shell” company, accordingly, Nyati Mauritius is deemed to be the accounting acquirer. The 30,000,000 common shares issued have been recorded as if issued by Nyati Mauritius for the net monetary assets of Zulu Energy. The statement of stockholder’s deficit reflects the accumulated deficit of Nyati Mauritius from its inception and that of Zulu Energy from December 21, 2007 through March 31, 2008 and has been restated to reflect the 10 to 1 forward stock split of January 8, 2007 (see below) as if it had occurred at inception. The prior year comparative financial statements presented are those of Nyati Mauritius and its subsidiary.

Nyati Mauritius Limited
The Company was incorporated under the laws of the country of Mauritius on August 11, 2005 as Nyati Mauritius Limited.

Nyati Mauritius’ share capital is comprised of authorized common stock of 50,000 shares at $1 par value. The common shareholders have a right to one vote per share held.

At inception, Nyati Mauritius issued 2 shares at $1 par value to the subscribers of the company.

Nyati Resources, the wholly-owned subsidiary of Nyati Mauritius, acquired a controlling stake (90%) in Nyati Resources Botswana (Proprietary) Limited (“Nyati Botswana”), when 90 shares of Nyati Botswana were issued to Nyati Resources on February 14, 2007 at par value i.e. Pula 1 per share. Nyati Botswana is an oil and gas (exploration stage) company. As of February 14, 2007, the other 10% shares of Nyati Botswana were held by Swansi Holdings Corp. (“Swansi”).

On March 2, 2007 Swansi entered into a call options agreement to buy 40 shares of Nyati Botswana from Nyati Resources Limited at $1 per share. On June 6, 2007 Nyati Resources sold 40 shares of Nyati Botswana to Swansi pursuant to their exercising the call options agreement mentioned above, thus reducing the ownership of Nyati Resources in Nyati Botswana from 90% to 50%. As of December 31, 2007, Nyati Resources’ shareholding in Nyati Botswana was 50% with the remainder held directly by Zulu Energy. Prior to the December 20, 2007 share exchange agreement referred to below, the remaining 50% stock ownership interest in Nyati Botswana was held by Swansi.

Nyati Mauritius issued 98 shares to its holding company LMA Hughes, LLLP (“LMA Hughes”) on July 2, 2007 at par value, thus bringing the total shares issued and outstanding of the company to 100. All shares of the company were acquired by Zulu Energy on December 20, 2007.

Entry into a Material Definitive Agreement

On December 20, 2007, Zulu Energy entered into a Share Exchange Agreement and Plan of Reorganization (the “Exchange Agreement”), dated as of December 19, 2007,  with Nyati Mauritius and LMA Hughes.  Nyati Mauritius is the parent entity of Nyati Resources, which holds 50% of the issued and outstanding capital stock of Nyati Botswana, which holds certain exploration licenses issued by the government of the Republic of Botswana.  On December 20, 2007, Zulu Energy also entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”), dated as of December 19, 2007, with Swansi to acquire the remaining 50% of the issued and outstanding common stock of Nyati Botswana. The transactions contemplated by the Exchange Agreement and the Stock Purchase agreement were consummated and all closing conditions were met on December 20, 2007.  As a result of the transactions contemplated by the Exchange Agreement and Stock Purchase Agreement, Nyati Mauritius and Nyati Botswana became the wholly-owned subsidiaries of Zulu Energy.

Pursuant to the terms of the Exchange Agreement, Zulu Energy issued 30,000,000 shares of its common stock to LMA Hughes, which was the sole shareholder of Nyati Mauritius prior to the closing, in exchange for all of the issued and outstanding shares of common stock of Nyati Mauritius. As a result of the foregoing issuance, LMA Hughes became the largest shareholder of Zulu Energy. Zulu Energy also granted LMA Hughes a 10% over-riding royalty interest in any properties that the Companies acquire from LMA Hughes in the future and Zulu Energy agreed to reimburse LMA Hughes for certain expenses it incurred as part of this transaction.

Pursuant to the terms of the Stock Purchase Agreement, the Company is obligated to pay Swansi $3 million in the aggregate in two tranches of $1.5 million each. The first tranche is payable within thirty business days of the December 20, 2007 closing date and the second tranche is payable nine months following the closing date. The initial tranche period expired without the payment of the $1.5 million term amount. On March 26, 2008, Swansi transferred their 50% interest in Nyati Botswana to the Company. Upon the completion of a private placement and payment to Swansi of the initial $1.5 million tranche in May 2008, Zulu Energy issued to Swansi 15,000,000 common stock warrants expiring five years from issuance at an exercise price of $1.50 per share.

The issuances of the common stock to LMA Hughes and the warrant to Swansi were made pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, as, among other things, each transaction did not involve a public offering, the investor was an accredited investor, the investor had access to information about the company and their investment, the investor took the securities for investment and not resale, and Zulu Energy took appropriate measures to restrict the transfer of the common stock.

Note 3	Preferred Stock And Common Stock

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock having a par value of $.001 per share. The Company has not issued any shares of preferred stock.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at $.001 per share (see Note 11).

The Company issued 600,000 shares of its common stock on August 11, 2005 to its founders for $2.

The Company issued 29,400,000 shares of its common stock on July 2, 2007 for a subscription receivable of $98.

The Company issued 52,000,000 shares of its common stock on December 20, 2007 for the net monetary assets of Zulu Energy.

On January 8, 2007, the Board of Directors of Zulu Energy authorized a ten to one (10 - 1) forward split of the Company’s issued and outstanding shares of common stock. The effect of this stock split has been reflected retroactively in the financial statements as if the stock split had occurred at the inception of Zulu Energy.

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

The Company has acquired nine leases in unproved oil and gas properties located in Botswana. Under the terms of the lease agreements, the Company is required to pay its share of royalties and other obligations. The Company paid $7,579 and $7,996 for the lease years ended September 30, 2007 and 2006, respectively to the Government of Botswana under such lease agreements. Such leases expire in September 30, 2008. There is no assurance that the leases will be extended by the government.

Pursuant to such contracts, as at December 31, 2007, the Company was obligated to pay $5,684 to maintain the leases. This amount does not contemplate funds required for exploration.

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

Amounts due to related parties consist of loan in the amount of $252,083 from LMA Hughes, LLLP (“LMA Hughes”). As at December 31, 2007 these loans remain payable to LMA Hughes and are unsecured, non-interest bearing and without specific terms for repayment.

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

As of December 31, 2007, the Company had net operating loss (NOLs) carry-forwards of approximately $387,869 expiring in years 2026 through 2027. Total deferred net tax assets and the related valuation allowance as of December 31, 2007 and 2006 is as follows:

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

Note 11	Correction of Errors

Zulu Energy determined that it previously misstated that its authorized shares of common stock was 500 million when, in fact, it was 100 million and misstated the par value of its shares in common stock; specifically, Zulu Energy incorrectly reported the par value of its shares to be $0.0001 when, in fact, the par value of its shares is $0.001.

Additionally, Zulu Energy determined that it misstated its operations for the year ended December 31, 2006 by not including $22,600 of expenses in operations. The results of such errors on reported financial statements are as follows:

Financial Statement	As reported	As Corrected
Balance Sheet
Common stock authorized	500,000,000	100,000,000
Par Value	$.0001	$.001
Statement of Operations 2006
Operating expense	$1,418	$24,018
Loss for the period
Loss per Share	($1,418)	($24,018)
Statement of Cash Flows	($0)	($.04)
Cash flows from operating activities	($1,418)	($24,018)
Increase in shareholder loans	$1,418	$24,018

The statement of stockholders’ equity was affected by increasing the value of shares issued tenfold and reducing the additional paid in capital by the same amount.

Note 12	Subsequent Events

Zulu Energy has received a non compliance letter from the government of Botswana regarding the committed work and required expenditures on its leased acreage. The Company expects to accelerate its drilling process prior to the renewal application deadline at the end of June for its leases. As of April 10, 2008, the Company has not commenced drilling, however, subject to the completion of a financing, the Company expects to have at least 3 holes drilled by the end of June 2008.

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

Pursuant to the Swansi Stock Purchase Agreement, on May 7, 2008 we issued to Swansi Holdings Corp. a warrant to acquire 15,000,000 shares of our common stock at an exercise price of $1.50 per share, which is exercisable for a period of 5 years. The warrant is not exercisable until such time as Zulu Energy's shareholders approve an amendment in Zulu Energy's articles of incorporation to increase Zulu Energy's authorized shares of common stock. The issuance of the warrant described in this paragraph is exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder. An accredited investor received the warrant and Zulu Energy did not engage in any general solicitation or advertising to market the warrant

In conjunction with the Offering, the Company issued a 3 year warrant to exercise 800,000 shares of common stock at $1.50 as a placement fee for the Offering.

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

Employment Agreement with Mr. Keith Reeves

On April 15, 2008, the Board appointed Keith Reeves as Vice President, Exploration of Zulu Energy and approved an employment agreement with Mr. Reeves, to be effective March 1, 2008. Under Mr. Reeves's employment agreement, he will receive an annual salary based on certain financings achieved by Zulu Energy. If Zulu Energy consummates a financing less than $5 million, Mr. Reeves will receive an annual salary of $180,000. If Zulu Energy consummates a financing between $5 million and $10 million, Mr. Reeves' annual salary will be $240,000. If Zulu Energy consummates a financing in excess of $10 million, Mr. Reeves' annual salary will be $300,000. Mr. Reeves will receive a signing bonus of $100,000 following the consummation by Zulu Energy of a $5 million financing. Mr. Reeves is also eligible to receive an annual bonus at the discretion of the Board. Mr. Reeves was also granted stock options to purchase 1,500,000 shares of common stock with an exercise price of $1.00 per share. Mr. Reeves may exchange these stock options for incentive stock options following the implementation of a stock option plan by Zulu Energy. Pursuant to his employment agreement, the Board also approved the grant to Mr. Reeves of 2,050,000 shares of common stock that are subject to restrictions outlined in a restricted stock agreement and will vest as follows: 820,000 shares (40%) on January 1, 2009 so long as Mr. Reeves still is in service with the Company and the Company has successfully drilled three stratigraphic test wells before that date; 615,000 shares (30%) on January 1, 2010 so long as Mr. Reeves still is in service with the Company and the Company shall have successfully located and tested a potentially viable hydrocarbon reservoir prior to that date and the remaining 615,000 shares (30%) on January 1, 2011 so long as Mr. Reeves still is in service with the Company. In addition, Mr. Reeves is entitled to the coverage or benefits under any and all employee benefits plans maintained by Zulu Energy.

Termination

Under each of the foregoing employment agreements, each of Messrs. Stroud, Hostetler and Reeves may terminate their employment agreements with the Company upon thirty days’ notice. Upon such termination, any unvested common stock or options to purchase common stock become immediately vested. The foregoing employees are also eligible to receive twelve months severance, full vesting of any unvested options or stock and registration of any shares of common stock (if such shares have not been previously registered) granted under their respective employment agreement in the event the employee is terminated without cause. Additionally, any stock options held by the employee will be exercisable for three additional years following termination without cause. Each employment agreement also contains a restrictive covenant.

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

During his period of employment, Mr. Desphande was entitled to the coverage or benefits under any and all employee benefits plans maintained by Zulu Energy

Employment Agreement with Mr. David Weisgerber

On May 21, 2008, Zulu Energy entered into an employment agreement with David Weisgerber dated effective as of May 15, 2008. Pursuant to his employment agreement, Mr. Weisgerber was appointed Zulu Energy’s Vice President of Operations. Under Mr. Weisgerber's employment agreement, he will receive an annual salary based on certain financings achieved by Zulu Energy. If Zulu Energy consummates a financing less than $5 million, Mr. Weisgerber will receive an annual salary of $180,000. If Zulu Energy consummates a financing between $5 million and $10 million, Mr. Weisgerber's annual salary will be $240,000. If Zulu Energy consummates a financing in excess of $10 million, Mr. Weisgerber's annual salary will be $300,000. Mr. Weisgerber is also eligible to receive an annual bonus at the discretion of the Board.

Mr. Weisgerber was also granted stock options to purchase 1,500,000 shares of common stock with an exercise price of $1.00 per share pursuant to the Zulu Energy 2008 Equity Incentive Plan. Pursuant to his employment agreement, the Board also approved the grant to Mr. Weisgerber of 1,950,000 shares of common stock that will be subject to restrictions outlined in a restricted stock agreement and will vest as follows: 780,000 shares (40%) on January 1, 2009 so long as Mr. Weisgerber is still in service with Zulu Energy and Zulu Energy has successfully drilled three stratigraphic test wells before that date; 585,000 shares (30%) on January 1, 2010 so long as Mr. Weisgerber is still in service with Zulu Energy and Zulu Energy shall have successfully located and tested a potentially viable hydrocarbon reservoir prior to that date and the remaining 585,000 shares (30%) on January 1, 2011 so long as Mr. Weisgerber is still in service with Zulu Energy. In addition, Mr. Weisgerber is entitled to the coverage or benefits under any and all employee benefits plans maintained by Zulu Energy.

Under Mr. Weisgerber’s employment agreement, he may terminate his employment with Zulu Energy upon thirty days’ notice. Upon such termination any unvested restricted shares of common stock or options to purchase common stock become immediately vested. Mr. Weisgerber is also eligible to receive twelve months severance, full vesting of any unvested options or stock and registration of any shares of common stock (if such shares have not been previously registered) granted under his employment agreement in the event Mr. Weisgerber is terminated without cause. Additionally, any stock options held by Mr. Weisgerber will be exercisable for three additional years following termination without cause. Mr. Weisgerber’s employment agreement also contains a restrictive covenant.

Pursuant to the terms of a letter agreement between Zulu Energy and Mr. Weisgerber, dated May 21, 2008, Mr. Weisgerber waived his right to exercise the options granted to him under his employment agreement and agreed to defer the grant of restricted stock until such time as Zulu Energy has increased its authorized shares of common stock to at least 150 million shares. The letter agreement is being filed as Exhibit 10.2 to this Current Report on Form 8-K and is incorporated herein by reference.

PART III

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In July 2007, Nyati Resources Botswana (Proprietary) Limited (“Nyati Botswana”), our wholly owned subsidiary, granted a 6.5% over-riding royalty interest to LMA Hughes LLLP (“LMA Hughes”) in the oil & gas properties it has leased from the government of Botswana. LMA Hughes is controlled by Brian Hughes, who recently joined our Board of Directors, and his children. In February 2007, Nyati Botswana granted a 1% over-riding royalty interest to Tafilani Machacha, who is a member of the board of directors of Nyati Botswana, in the oil & gas properties it has leased from the government of Botswana.

On December 20, 2007, we entered into a Share Exchange Agreement and Plan of Reorganization (the “Exchange Agreement”), dated as of December 19, 2007, with Nyati Mauritius Limited (“Nyati Mauritius”) and LMA Hughes. A copy of the Exchange Agreement was included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2007. The transaction contemplated by the Exchange Agreement was consummated and all closing conditions were met on December 20, 2007.  As a result of the transaction contemplated by the Exchange Agreement, Nyati Mauritius became our wholly-owned subsidiary.

Pursuant to the terms of the Exchange Agreement, we issued 30,000,000 shares of our common stock to LMA Hughes, which was the sole shareholder of Nyati Mauritius prior to the closing, in exchange for all of the issued and outstanding shares of capital stock of Nyati Mauritius.  As a result of the foregoing issuance, LMA Hughes became our largest shareholder.  We also granted LMA Hughes a 10% over-riding royalty interest in any properties that we acquire from LMA Hughes in the future and we agreed to reimburse LMA Hughes for certain expenses up to $250,000 it incurred as part of this transaction.

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

During the year ended December 31, 2007, we borrowed $252,083 from LMA Hughes, which was an unsecured, non-interest bearing loan without specific terms for payment. We repaid the loan to LMA Hughes in May 2008.

ITEM 13. EXHIBITS

Pursuant to Rule 601 of Regulation SB, the exhibits filed as part of this Amendment No. 2 on Form 10-KSB/A are reflected on the Exhibit Index following the signature page.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following person and in the capacities and on the date indicated.

ZULU ENERGY CORP.

By: /s/ James Hostetler
James Hostetler, Executive Vice President, Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer
Date: June 4, 2008

Exhibit List

Exhibit
Number	Description

2.1	Stock Exchange Agreement and Plan of Reorganization among Zulu Energy Corp, Nyati Mauritius Limited and LMA Hughes LLLP dated December 19, 2007[1]

3.1	Articles of Incorporation[2]

3.2	Articles of Amendment[7]

3.3	Statement of Correction[7]

3.4	Form of Amended and Restated Articles of Incorporation4†

3.5	Amended and Restated Bylaws[5]

10.2	Stock Purchase Agreement between Zulu Energy Corp. and Swansi Holdings Corp. dated as of December 19, 2007[1]

10.3	Tax Indemnification Letter Agreement between Zulu Energy Corp. and LMA Hughes LLLP dated December 19, 2007[1]

10.4	Employment Agreement, dated effective March 1, 2008, by and between Zulu Energy Corp. and Paul Stroud[4]

10.5	Employment Agreement, dated effective March 1, 2008, by and between Zulu Energy Corp. and James Hostetler[3]

10.6	Employment Agreement, dated effective March 1, 2008, by and between Zulu Energy Corp. and Kevin Reeves[3]

10.7	Form of Option Holder Letter Agreement[3]

10.8	Letter Agreement dated April 25, 2008 between Zulu Energy Corp. and Swansi Holdings Corp.[3]

10.9	Zulu Energy Corp. 2008 Equity Incentive Plan3†

10.10	Form of Restricted Stock Agreement[5]

10.11	Form of Stock Option Agreement[5]

10.12	Form of Common Stock Purchase Warrant[6]

10.13	Form of Subscription Agreement[6]

10.14	Form of Registration Rights Agreement[6]

10.15	Employment Agreement, dated effective May 15, 2008, by and between Zulu Energy Corp. and David Weisgerber[8]

10.16	Employment Agreement, dated effective May 21, 2008, by and between Zulu Energy Corp. and David Weisgerber[8]

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2007, File No. 000-52272.

2.	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the Commission on September 1, 2006, File No. 333-137076.

3.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 21, 2008, File No. 000-52272.

4.	Incorporated by reference to the Company’s Annual Report on Form 10-KSB/A filed with the Commission on April 29, 2008, File No. 000-52272.

5.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 2, 2008, File No. 000-52272.

6.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 9, 2008, File No. 000-52272.

7.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 20, 2008, File No. 000-52272.

8.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 28, 2008, File No. 000-52272.

*	Filed herewith.

†
The form of Amended and Restated Articles of Incorporation and 2008 Equity Incentive Plan were approved by the Board of Directors of Zulu Energy Corp. on April 28, 2008 and will be presented to shareholders for approval as part of the 2008 Annual Meeting of Shareholders.