Form 10-Q
period 2008-06-30
ZULU ENERGY CORP.
filed 2008-08-19
CIK 1373467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ______ to ________

Commission File Number 000-52272

ZULU ENERGY CORP.
(Exact name of registrant as specified in its charter)

Colorado	20-3281304
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

950 17th Street, Suite 2300, Denver, Colorado 80202
(Address of principal executive offices) (Zip Code)

(720) 961-3255
(Registrant’s telephone number)

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

The number of shares of the registrant’s common stock outstanding as of August 18, 2008: 90,000,000 shares.

TABLE OF CONTENTS

FORM 10-Q QUARTERLY REPORT

ZULU ENERGY CORP.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZULU ENERGY CORP. & SUBSIDIARIES
(Formerly Global Sunrise, Inc.)
(An Exploration Stage Company)
UNAUDITED CONSOLIDATED BALANCE SHEETS AS AT

	June 30,	December 31,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$3,344,577	$17,598
Deposit	1,500	-
Prepaid Expenses	7,500	5,468
Total Current Assets	3,353,577	23,066

Fixed Assets, net	7,347	216
Oil and Gas Properties	27,598	29,575
Prospecting Licenses	17,947,700	3,000,000
Capitalized Exploratory Drilling Costs	4,371,875	-

Total Assets	$25,708,097	$3,052,857

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payables	$157,521	$266,380
Accrued Expenses	119,046	63,333
Loan payable to shareholder	6,120	252,083
Liability - acquisition of prospecting licenses rights	1,500,000	3,000,000
Liabilities to Government of Botswana	4,256,415	4,561,393
Total Current Liabilities	$6,039,102	$8,143,189

Stockholders’ Equity (Deficit):
Preferred Stock, $.001 par value; authorized 10,000,000 shares, none issued	-	-
Common stock
100,000,000 shares authorized at $0.001 par value, 90,000,000 shares issued and outstanding at 06/30/2008, 82,000,000 at 12/31/2007.	90,000	82,000
Additional paid-in capital	27,394,781	(411,724)
Deficit accumulated during the exploration stage	(8,208,654)	(4,840,906)
Subscription receivable	(98)	(98)
Accumulated other comprehensive income	392,966	80,396
Total Stockholders’ Equity (Deficit)	19,668,995	(5,090,332)

Total Liabilities and Stockholders’ Equity (Deficit)	$25,708,097	$3,052,857

The accompanying notes are an integral part of these financial statements

ZULU ENERGY CORP. & SUBSIDIARIES
(Formerly Global Sunrise, Inc.)
(An Exploration Stage Company)
(unaudited)
CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2008 AND 2007 AND THE PERIOD FROM AUGUST 11, 2005 (INCEPTION) TO JUNE 30, 2008

	THREE MONTHS ENDED JUNE 30, 2008	THREE MONTHS ENDED JUNE 30, 2007	SIX MONTHS ENDED JUNE 30, 2008	SIX MONTHS ENDED JUNE 30, 2007	FOR THE PERIOD FROM AUGUST 11, 2005 (INCEPTION) TO JUNE 30, 2008
Revenue	$-	$-	$-	$-	$-

Operating expenses	3,174,125	10,506	3,367,748	27,281	8,147,683

Loss from operations before Minority Interest	(3,174,125)	(10,506)	(3,367,748)	(27,281)	(8,147,683)

Minority Interest	-	861	-	2,410	2,303,022

Taxes	-	-	-	-	-

Loss for the period	$(3,174,125)	$(9,645)	$(3,367,748)	$(24,871)	$(5,844,661)

Other Comprehensive Income:
Foreign currency translation	(20,588)	-	312,570	-	392,966

Total Comprehensive Income (Loss)	$(3,194,713)	$(9,645)	$(3,055,178)	$(24,871)	$(5,451,695)

Comprehensive Income (Loss) per Share:

Primary	$(0.04)	$(0.02)	$(0.04)	$(0.04)

Weighted Average Shares Outstanding	86,835,165	600,000	84,417,582	600,000

The accompanying notes are an integral part of these financial statements

ZULU ENERGY CORP. & SUBSIDIARIES
(Formerly Global Sunrise, Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
for the period from August 11, 2005 (Date of Inception) to June 30, 2008

					Deficit
					Accumulated		Total
	Common Stock		Additional	Other	During the		Stockholders
	Number		Paid In	Comprehensive	Exploration	Subscription	Equity
	Shares	Amount	Capital	Income	Stage	Receivable	(Deficiency)

Balance on Date of Inception	-	$-	$-	$-	$-	$-	$-
Issuance of common stock-Aug. 11, 2005	600,000	600	(598)	-	-	-	2
Net loss for the year 2005	-	-	-	-	(7,087)	-	(7,087)
Balance, December 31, 2005	600,000	600	(598)	-	(7,087)	-	(7,085)

Net loss for the year 2006	-	-	-	-	(24,018)	-	(24,018)
Balance, December 31, 2006	600,000	600	(598)	-	(31,105)	-	(31,103)

Net Loss for the year ended Dec 31, 2007	-	-	-	80,396	(2,445,808)	-	(2,365,412)
Shares Issued - Subscription receivable	29,400,000	29,400	(29,302)	-	-	(98)	-
Issuance of common stock Dec 20, 2007 for Net Assets of Zulu Energy Corp.	52,000,000	52,000	(381,824)	-	-	-	(329,824)
Minority Interest Acquired	-	-	-	-	(2,363,993)	-	(2,363,993)
Balance, December 31, 2007	82,000,000	82,000	(411,724)	80,396	(4,840,906)	(98)	(5,090,332)

Shares Issued - Private Placement	8,000,000	8,000	6,942,000	-	-	-	6,950,000
Warrants - Prospecting Licenses	-	-	14,947,700	-	-	-	14,947,700
Stock-based Compensation	-	-	2,556,605	-	-	-	2,556,605
Stock Options - Capitalized Exploratory Drilling Costs	-	-	3,360,200	-	-	-	3,360,200
Net Comprehensive Income for Six months ended June 30, 2008	-	-	-	312,570	(3,367,748)	-	(3,055,178)
Balance, June 30, 2008	90,000,000	$90,000	$27,394,781	$392,966	$(8,208,654)	$(98)	$19,668,995

The accompanying notes are an integral part of these financial statements

ZULU ENERGY CORP. & SUBSIDIARIES
(Formerly Global Sunrise, Inc.)
(An Exploration Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THESIX MONTHS ENDED
JUNE 30, 2008 AND 2007 AND FOR THE PERIOD FROM AUGUST 11, 2005 (DATE OF INCEPTION) TO JUNE 30, 2008

	Six months Ended	Six months Ended	For the Period From August 11, 2005 (Inception) to
	June 30,	June 30,	June 30,
	2008	2007	2008

Cash Flows from Operating Activities :
Net loss for the period	$(3,367,748)	$(27,281)	$(5,844,661)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	410	-	492
Stock-based compensation	2,556,605	-	2,556,605
Changes in working capital balances:
Deposit	(1,500)	-	(1,500)
Prepaid expenses	(2,032)	-	(7,500)
Other liabilities, net of minority interest	-	-	2,197,400
Accounts payable and accrued expenses	(53,146)	-	(17,698)
Net cash used by operating activities	(867,411)	(27,281)	(1,116,862)

Cash Flows used in Investing Activities:
Capitalized Exploratory Drilling Costs	(1,011,675)	-	(1,011,675)
Cash acquired upon investment in subsidiary	-	-	17,452
Fixed Assets	(7,541)	-	(7,839)
Oil and gas properties	-	-	(29,575)
Acquisition of prospecting licenses rights	(1,500,000)	-	(1,500,000)

Net cash used by investing activities	(2,519,216)	-	(2,531,637)

Cash Flows from Financing Activities:
Issuance of common stock	6,950,000	-	6,950,002
Increase (decrease) in shareholder loan	(245,963)	27,281	(46,891)
Net cash provided by financing activities	6,704,037	27,281	6,903,111

Effects of exchange rates on cash	9,569	-	89,965

Increase in cash and cash equivalents	3,326,979	-	3,344,577
Cash and cash equivalents, beginning of period	17,598	-	-

Cash and cash equivalents, end of the period	$3,344,577	$-	$3,344,577

Supplemental Disclosures:
The Company paid $12,555 interest and $NIL taxes during the six months ended June 30, 2008.

Non-cash financing and investing activities:
The Company issued 15,000,000 warrants for prospecting licenses of $14,947,700.
The Company issued 4,500,000 stock options for capitalized exploratory drilling costs of $3,360,200.

The accompanying notes are an integral part of these financial statements

Zulu Energy Corp. & Subsidiaries
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
For the Period from August 11, 2005 (inception) to June 30, 2008

Note 1	Significant Accounting Policies

Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of Zulu Energy Corp. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include certain information and disclosures required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

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

Going Concern

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s net loss from operations for the three and six months ended June 30, 2008 totaled $3,174,125 and $3,367,748, net working capital deficit and total stockholders’ equity through June 30, 2008 totaled $2,685,525 and $19,668,995, respectively.

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
For the Period from August 11, 2005 (inception) to June 30, 2008

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist principally of cash. The Company maintains its cash with a quality financial institution. The Company has a balance of $3,244577 in excess of the FDIC insured amount of $100,000 as at June 30, 2008.

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
For the Period from August 11, 2005 (inception) to June 30, 2008

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

Changes in the liability for an asset retirement obligation due to the passage of time will be measured by applying an interest method of allocation. The amount will be recognized as an increase in the liability and an accretion expense in the statement of operations. Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset. As at June 30, 2008 the value of the oil and gas property’s site restoration costs is insignificant.

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

Zulu Energy Corp. & Subsidiaries
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
For the Period from August 11, 2005 (inception) to June 30, 2008

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and is depreciated on a straight line basis, commencing when the assets are put into use over the estimated useful lives of the assets as follows:

Property, Plant & Equipment	10 years
Computer Hardware	3 years

In accordance with SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, the Company reviews the carrying value of long-lived assets for impairment whenever events and circumstances indicate that the carrying value of the assets might be impaired and the carrying value may not be recoverable. Recoverability of these assets is measured by comparison of the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over the remaining economic life. If the undiscounted cash flows are not sufficient to recover the carrying value of such assets, the assets are considered impaired. The impairment loss is measured by comparing the fair value of the assets to their carrying values. Fair value is determined by either a quoted market price or a value determined by a discounted cash flow technique, whichever is more appropriate under the circumstances involved. No impairment was required to be recorded during the periods presented in these consolidated financial statements.

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

Income Taxes

The Company accounts for income taxes by the asset and liability method as mandated by Statement of Financial Standards Number 109. Under this method, current income taxes are recognized for the estimated income taxes payable for the current year. Future income tax assets and liabilities are recognized in the current year for temporary differences between the tax and accounting basis of assets and liabilities as well as for the benefit of losses available to be carried forward to future years for tax purposes that are likely to be realized. The Company is potentially subject to income taxes in the countries of Mauritius, Botswana and the U.S.

Zulu Energy Corp. & Subsidiaries
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
For the Period from August 11, 2005 (inception) to June 30, 2008

Financial Instruments

The carrying values of cash, accounts payable and accrued liabilities and due to related parties approximate their fair value because of the short maturity of these instruments. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with the FAS No. 128, “Earnings per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options, using the treasury stock method. The diluted EPS computation uses the average stock price for the year to determine the number of shares assumed to be purchased from the exercise of stock options or warrants. As at June 30, 2008 the Company has sustained operating losses and, accordingly, any dilutive potential common shares would have an anti-dilutive effect and are therefore not considered in computing diluted EPS.

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
For the Period from August 11, 2005 (inception) to June 30, 2008

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

Zulu Energy Corp. & Subsidiaries
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
For the Period from August 11, 2005 (inception) to June 30, 2008

Note 2	Nature and Continuance of Operations

Zulu Energy Corp.

Zulu Energy was incorporated under the laws of the State of Colorado on May 6, 2005 under the name of Global Sunrise, Inc. On January 16, 2007 Zulu Energy changed its name to Zulu Energy Corp. Prior to the share exchange agreement dated December 20, 2007, as more fully explained below, Zulu Energy utilized a June 30 fiscal year-end. Zulu Energy changed its year-end to December 31 as a result of the merger with Nyati Mauritius. The focus of Zulu Energy’s business plan is the acquisition of oil and gas properties and leasing rights and their exploration, development and production.

Effective December 20, 2007, Zulu Energy acquired 100% of the outstanding common stock of Nyati Mauritius (including the subsidiary of Nyati Mauritius named Nyati Resources) in exchange for 30,000,000 common shares of Zulu Energy. Zulu Energy’s acquisition of Nyati Mauritius (an operating company) and its subsidiary has been recorded as a recapitalization of Zulu Energy because Zulu Energy was a “shell” company, accordingly, Nyati Mauritius is deemed to be the accounting acquirer. The 30,000,000 common shares issued have been recorded as if issued by Nyati Mauritius for the net monetary assets of Zulu Energy. The statement of stockholder’s equity (deficit) reflects the accumulated deficit of Nyati Mauritius from its inception and that of Zulu Energy from December 21, 2007 through June 30, 2008 and has been restated to reflect the 10 to 1 forward stock split of January 8, 2007 (see below) as if it had occurred at inception. The prior year comparative financial statements presented are those of Nyati Mauritius and its subsidiary.

Nyati Mauritius Limited

Nyati Mauritius was incorporated under the laws of the country of Mauritius on August 11, 2005.

The share capital of Nyati Mauritius is comprised of authorized common stock of 50,000 shares at $1 par value. The common shareholders have a right to one vote per share held.

At inception, Nyati Mauritius issued 2 shares at $1 par value to its subscribers.

Nyati Resources acquired a controlling stake (90%) in a company called Nyati Botswana, when 90 shares of Nyati Botswana were issued to Nyati Resources on February 14, 2007 at par value i.e. Pula 1 per share. Nyati Botswana is an oil and gas (exploration stage) company. As of this date, the other 10% shares of Nyati Botswana were held by Swansi Holdings Corp.

On March 2, 2007 Swansi Holdings Corp. had entered into a call options agreement to buy 40 shares of Nyati Botswana from Nyati Resources at $1 per share. On June 6, 2007 Nyati Resources sold 40 shares of Nyati Botswana to Swansi Holdings Corp. pursuant to their exercising the call options agreement mentioned above, thus reducing the ownership of Nyati Resources in Nyati Botswana from 90% to 50%. As of December 31, 2007 Nyati Resources’ shareholding in Nyati Botswana was 50%. Prior to the December 20, 2007 share exchange agreement referred to below, the remaining 50% stock ownership interest in Nyati Botswana was held by Swansi Holdings Corp.

Zulu Energy Corp. & Subsidiaries
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
For the Period from August 11, 2005 (inception) to June 30, 2008

Nyati Mauritius issued 98 shares to its holding company LMA Hughes, LLP on July 2, 2007 at par value, thus bringing the total shares issued and outstanding of Nyati Mauritius to 100 shares. All shares of Nyati Mauritius were acquired by Zulu Energy on December 20, 2007.

Entry into a Material Definitive Agreement

On December 20, 2007, Zulu Energy entered into a Share Exchange Agreement and Plan of Reorganization (the “Exchange Agreement”), dated as of December 19, 2007, with Nyati Mauritius and LMA Hughes LLLP (“LMA Hughes”). Nyati Mauritius is the parent entity of Nyati Resources, which holds 50% of the issued and outstanding capital stock of Nyati Botswana, which holds certain exploration licenses issued by the government of the Republic of Botswana.  On December 20, 2007, Zulu Energy also entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”), dated as of December 19, 2007, with Swansi Holdings Corp. (“Swansi”) to acquire the remaining 50% of the issued and outstanding common stock of Nyati Botswana. The transactions contemplated by the Exchange Agreement and the Stock Purchase Agreement were consummated and all closing conditions were met on December 20, 2007.  As a result of the transactions contemplated by the Exchange Agreement and Stock Purchase Agreement, Nyati Mauritius and Nyati Botswana became wholly-owned subsidiaries of Zulu Energy.

Pursuant to the terms of the Exchange Agreement, Zulu Energy Corp. issued 30,000,000 shares of its common stock to LMA Hughes, which was the sole shareholder of Nyati Mauritius prior to the closing, in exchange for all of the issued and outstanding shares of common stock of Nyati Mauritius.  As a result of the foregoing issuance, LMA Hughes became the largest shareholder of Zulu Energy. Zulu Energy also granted LMA Hughes a 10% over-riding royalty interest in any properties that Zulu Energy or its subsidiaries acquire from LMA Hughes in the future and Zulu Energy agreed to reimburse LMA Hughes for certain expenses it incurred as part of this transaction.

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

Pursuant to the terms of the Stock Purchase Agreement, the Company is obligated to pay Swansi $3 million in the aggregate in two tranches of $1.5 million each. The first tranche is payable within thirty business days of the December 20, 2007 closing date and the second tranche is payable nine months following the closing date. The first tranche of $1.5 million was paid to Swansi during the six months ended June 30, 2008. On March 26, 2008, Swansi transferred their 50% interest in Nyati Botswana to the Company. On May 7, 2008, after the completion of the Company’s private placement, the Company issued to Swansi 15,000,000 common stock warrants expiring five years from issuance at an exercise price of $1.50 per share. These warrants are not exercisable until such time as Zulu Energy's shareholders approve an amendment in Zulu Energy's articles of incorporation to increase Zulu Energy's authorized shares of common stock. The issuance of the warrant described in this paragraph is exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder. An accredited investor received the warrant and Zulu Energy did not engage in any general solicitation or advertising to market the warrant.

Zulu Energy Corp. & Subsidiaries
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
For the Period from August 11, 2005 (inception) to June 30, 2008

The fair value of these warrants was determined using the Company’s historical stock prices and the Black-Scholes option-pricing model with the following assumptions.

Risk free rate	3.09%
Dividend yield	0%
Weighted average expected volatility	90%
Weighted average expected warrant life	5 yrs
Weighted average fair value of warrants	$0.9965
Total warrants outstanding	15,000,000
Total fair value of warrants outstanding	$14,947,700

The fair value of these warrants were added to the asset value of ‘Prospecting Licenses’ shown in the Company’s balance sheet, as it formed part of the consideration given to acquire the licenses from Swansi.

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

On May 7, 2008, the Company sold 8,000,000 shares of its common stock, together with warrants to purchase up to 8,000,000 shares of common stock, to certain investors in a private placement, also referred to as the Offering. The Company received $8,000,000 in aggregate gross proceeds in the Offering. The warrants have an exercise price of $1.50 per share and are exercisable for 3 years. The warrants are not exercisable until such time as Zulu Energy's shareholders approve an amendment to Zulu Energy's articles of incorporation to increase Zulu Energy's authorized shares of common stock. Pursuant to an Agency Agreement between the Company and First Capital Invest Corp. (the “Agent”), the Agent received a cash commission of $800,000 and an expense reimbursement of $250,000 along with agent’s warrants to purchase up to 800,000 shares of common stock.

Zulu Energy Corp. & Subsidiaries
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
For the Period from August 11, 2005 (inception) to June 30, 2008

The fair value of these agent’s warrants was determined using the Company’s historical stock prices and the Black-Scholes option-pricing model with the following assumptions.

Risk free rate	3.56%
Dividend yield	0%
Weighted average expected volatility	90%
Weighted average expected warrant life	3 yrs
Weighted average fair value of warrants	$0.8090
Total warrants outstanding	800,000
Total fair value of warrants outstanding	$647,200

The agent’s warrants have an exercise price of $1.50 per share and are exercisable for 3 years. These warrants are not exercisable until such time as Zulu Energy's shareholders approve an amendment to Zulu Energy's articles of incorporation to increase Zulu Energy's authorized shares of common stock.

Pursuant to the Subscription Agreements entered into as part of the Offering, in the event that the Company, in a subsequent financing, sells any of its equity securities and receives gross proceeds of $5,000,000 or more within 120 days following the closing of the Offering, the investors in the Offering have the right for 30 days following notice by the Company to them of the subsequent financing to participate in and receive the same terms as the investors in the subsequent financing. If an investor in the Offering elects to participate in the subsequent financing, (i) the subscription funds provided to the Company as part of the Offering will be allocated to the purchase price or purchase consideration, as applicable, for the securities offered in the subsequent financing, (ii) the investor will surrender to the Company for cancellation the stock certificates representing the shares of common stock and the warrant received in the Offering, and (iii) the investor will enter into the operative documents prepared in conjunction with the subsequent financing.

On April 15, 2008 pursuant to employment agreements entered into with Paul Stroud, James Hostetler and Keith Reeves the Company approved the grant of a total of 6,000,000 shares of restricted common stock, pursuant to certain vesting requirements. Following the issuance of the restricted stock, Zulu Energy held the stock and did not deliver it to the employees, consequently the shares are not considered to be outstanding. Subsequent to June 30, 2008 the Company has rescinded the stock issuance and cancelled the shares and entered into revised agreements for restricted stock units with Messrs. Stroud, Hostetler and Reeves, see Subsequent Events Note 11.

Note 4	Fixed Assets

All fixed assets are recorded at cost. Depreciation is provided for using the straight-line method as follows:

Zulu Energy Corp. & Subsidiaries
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
For the Period from August 11, 2005 (inception) to June 30, 2008

	June 30,			December 31,
	2008			2007
		Accumulated
Asset Class	Cost	Depreciation	Net	Net

Property, Plant & Equipment	$298	$118	$180	$216
Computer Hardware	$7,541	$374	$7,167	$0

Total	$7,839	$492	$7,347	$216

Note 5	Oil and Gas Properties

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

Pursuant to such contracts, as at June 30, 2008 the Company was obligated to pay $5,684 on September 30, 2008 to maintain the leases. This amount does not contemplate funds required for exploration.

Pursuant to the lease agreements the Company was required to expend the following amounts per lease during the lease period:

Lease		Amount
Period Ended	Description	in Pulas

9/30/06	Study of Data, Bore hole	1,150,000
	to 300m, Desorption study
	for 6 months

9/30/07	Data interpretation,	2,000,000
	Permeability study, Drill
	production Bore hole,
	Test CBM produced

9/30/08	Full feasibility Study,	3,000,000
	Production and marketing
	Study

As of June 30, 2008 the Company has not expended the amounts required during the lease periods. Amounts that were to be spent on exploration are due to the government by Botswana law. As of June 30, 2008 and based on Botswana law, management is of the opinion that the Company will not be able to renew 50% of the lease acreage and, accordingly, the financial statements reflect a liability of $4,256,415 (P27,675,000 converted at $.1538) to the government of Botswana representing the aggregate minimum required prospecting expenditures over the three year lease term. The Company plans to accelerate the exploration activity on the properties and is of the opinion that such activity will be sufficient to enable the renewal of the remaining 50%. The Company has filed the necessary documents with the government of Botswana to apply for a renewal of the leases. There is no assurance that the government will renew any of the leases. The company has capitalized $4,371,875 during the six months ended June 30, 2008 as exploratory drilling costs.

Zulu Energy Corp. & Subsidiaries
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
For the Period from August 11, 2005 (inception) to June 30, 2008

The company has also capitalized $27,598 spent since inception on exploration activities for oil and gas properties.

Note 6	Related Party Transactions

At June 30, 2008, $6,120 ($252,083 December 31, 2007) was due to a related party consisting of loans from LMA Hughes, LLP which is an affiliate of a shareholder and director of the company. As at June 30, 2008 these loans remain payable to LMA Hughes, LLP and are unsecured, non-interest bearing and without specific terms for repayment.

Note 7	Accounts Payable

The Company repaid advances of $825,000 received from First Capital Investment Corp. along with accrued interest of $12,555 during the six months ended June 30, 2008. At March 31, 2008, $450,000 of accounts payable corresponded to advances received from First Capital Investment Corp.

Note 8	Stock-based Compensation

We have adopted SFAS No. 123 “Accounting for Stock Based Compensation” as amended by SFAS No. 148 "Accounting for Stock-based Compensation - Transition and Disclosure”. We recognize stock-based compensation expense using a fair value based method. We do not have a qualified stock option plan in place as of the reporting date.

On September 24, 2007, the Company granted 3,000,000 stock options exercisable at $1.81 until September 24, 2012.  All these options were fully vested on the date of the grant. These options were subsequently cancelled in April 2008 in conjunction with the execution of a new employment agreement with Mr. Stroud.

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

These options were granted by the legal parent who is the accounting acquiree for financial reporting purposes. Accordingly, due to the vesting of the stock options prior to the December 20, 2007 stock exchange agreement, the year 2007 statement of operations did not reflect the effect of this transaction.

Zulu Energy Corp. & Subsidiaries
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
For the Period from August 11, 2005 (inception) to June 30, 2008

On April 15, 2008, Paul Stroud, James Hostetler and Keith Reeves were granted stock options to purchase 1,500,000 shares of common stock each as part of their employment agreements. The Board appointed Paul Stroud as Chief Executive Officer, James Hostetler as Executive Vice President and Keith Reeves as Vice President of Exploration of Zulu Energy. They may exchange these stock options for incentive stock options following the implementation of a stock option plan by Zulu Energy. These stock options have an exercise price of $1.00 per share and are exercisable for 5 years. All these options were fully vested on the date of the grant but are not exercisable until such time as Zulu Energy's shareholders approve an amendment to Zulu Energy's articles of incorporation to increase Zulu Energy's authorized shares of common stock. Subsequent to June 30, 2008 the Company approved the exchange of the above options issued to Messrs. Stroud, Hostetler and Reeves for non-incentive stock options issued under the Company’s Amended and Restated 2008 Equity Incentive Plan, see Subsequent Events Note 11.

The fair value of these share purchase options was determined using the Company’s historical stock prices and the Black-Scholes option-pricing model with the following assumptions:

Risk free rate	2.68%
Dividend yield	0%
Weighted average expected volatility	86%
Weighted average expected option life	5 yrs
Weighted average fair value of options	$0.6097
Total options outstanding	4,500,000
Total fair value of options outstanding	$2,743,800

On May 14, 2008, Zulu Energy entered into an employment agreement with Satyendra Deshpande, Zulu Energy’s then Chief Financial Officer and then member of the Board of Directors. Mr. Desphande subsequently resigned as Zulu Energy’s Chief Financial Officer, Secretary, Treasurer and member of the Board on Friday, May 16, 2008.

Under Mr. Deshpande’s employment agreement, Mr. Deshpande was granted a stock option to purchase 1,000,000 shares of common stock with an exercise price of $1.00 per share. The options vest as follows: 500,000 shares on the date of grant; and 500,000 shares on January 1, 2009; provided, however, that no options may be exercised until Zulu Energy’s stockholders approve an increase in Zulu Energy’s authorized shares of common stock to at least 150,000,000 shares. As a result of Mr. Deshpande’s resignation from Zulu Energy, the unvested options terminated.

The fair value of these share purchase options was determined using the Company’s historical stock prices and the Black-Scholes option-pricing model with the following assumptions:

Risk free rate	3.00%
Dividend yield	0%
Weighted average expected volatility	89%
Weighted average expected option life	5 yrs
Weighted average fair value of options	$1.2268
Total options outstanding	500,000
Total fair value of options outstanding	$613,400
Total terminated options	500,000
Total fair value of terminated options	$12,905

Zulu Energy Corp. & Subsidiaries
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
For the Period from August 11, 2005 (inception) to June 30, 2008

On May 21, 2008, Dave Weisgerber was granted stock options to purchase 1,500,000 shares of common stock as part of his employment agreement. The Board appointed Dave Weisgerber as Vice President of Operations of Zulu Energy. Mr. Weisgerber may exchange these stock options for incentive stock options following the implementation of a stock option plan by Zulu Energy. These stock options have an exercise price of $1.00 per share and are exercisable for 5 years. All these options were fully vested on the date of the grant but are not exercisable until such time as Zulu Energy's shareholders approve an amendment to Zulu Energy's articles of incorporation to increase Zulu Energy's authorized shares of common stock.

The fair value of these share purchase options was determined using the Company’s historical stock prices and the Black-Scholes option-pricing model with the following assumptions:

Risk free rate	3.09%
Dividend yield	0%
Weighted average expected volatility	96%
Weighted average expected option life	5 yrs
Weighted average fair value of options	$1.0207
Total options outstanding	1,500,000
Total fair value of options outstanding	$1,531,000

On June 10, 2008, Mohamed Gova was granted stock options to purchase 1,500,000 shares of common stock as part of his employment agreement. The Board appointed Mohamed Gova as Vice Chairman of the Board of Directors of Zulu Energy. Mr. Gova may exchange these stock options for incentive stock options following the implementation of a stock option plan by Zulu Energy. These stock options have an exercise price of $1.00 per share and are exercisable for 5 years. All these options were fully vested on the date of the grant but are not exercisable until such time as Zulu Energy's shareholders approve an amendment to Zulu Energy's articles of incorporation to increase Zulu Energy's authorized shares of common stock.

The fair value of these share purchase options was determined using the Company’s historical stock prices and the Black-Scholes option-pricing model with the following assumptions:

Risk free rate	3.54%
Dividend yield	0%
Weighted average expected volatility	92%
Weighted average expected option life	5 yrs
Weighted average fair value of options	$0.6771
Total options outstanding	1,500,000
Total fair value of options outstanding	$1,015,700

The fair value of the share purchase options corresponding to Paul Stroud, Keith Reeves and Dave Weisgerber were re-classed from stock-based compensation to capitalized exploratory drilling costs as their employment supports the exploratory drilling operations of the Company. The fair value of their options totaled $3,360,200.

Zulu Energy Corp. & Subsidiaries
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
For the Period from August 11, 2005 (inception) to June 30, 2008

Note 9	Accrued Expenses

Accrued salaries payable to the employees of the Company for $119,046 has been recorded as accrued expenses as of June 30, 2008.

Note 10	Commitments and Contingencies

The Company is obligated to spend Pula (“P”) 6,150,000 or approximately $942,000 US as of June 30, 2008 per lease over the term of the lease (three years). If such expenditures do not occur then such amounts are payable to the government of Botswana. The total expenditure committed as of June 30, 2008 is approximately $8,500,000 US for nine leases. The Company believes that it will be able to perform sufficient work on the leaseholds so that the maximum amount it will owe the government is 50% of the $8,500,000 as of June 30, 2008.

Employment Agreement with Mr. Paul Stroud

On April 15, 2008, Zulu Energy’s Board of Directors approved an employment agreement with Paul Stroud, Zulu Energy's Chief Executive Officer, to be effective March 1, 2008 that supersedes and replaces the employment agreement entered into between Zulu Energy and Mr. Stroud on September 24, 2007.

Under Mr. Stroud's new employment agreement, Mr. Stroud will receive an annual salary based on certain financings achieved by Zulu Energy. If Zulu Energy consummates a financing less than $5 million, he will receive an annual salary of $180,000. If Zulu Energy consummates a financing between $5 million and $10 million, Mr. Stroud's annual salary will be $240,000. If Zulu Energy consummates a financing in excess of $10 million, Mr. Stroud's annual salary will be $300,000. Mr. Stroud will receive a signing bonus of $100,000 following the consummation by Zulu Energy of a $5 million financing. Mr. Stroud is also eligible to receive an annual bonus at the discretion of the Board. Mr. Stroud was also granted stock options upon execution of the agreement on April 15, 2008 to purchase 1,500,000 shares of common stock with an exercise price of $1.00 per share. Mr. Stroud may exchange these stock options for incentive stock options following the implementation of a stock option plan by Zulu Energy. Pursuant to his employment agreement, the Board also approved the grant to Mr. Stroud of 2,050,000 shares of common stock that will be subject to restrictions to be determined and will vest as follows: 820,000 shares (40%) on January 1, 2009; 615,000 shares (30%) on January 1, 2010 and the remaining 615,000 shares (30%) on January 1, 2011. Subsequent to June 30, 2008 the Company has rescinded the stock issuance and cancelled the shares and entered into revised agreements for restricted stock units with Mr. Stroud, see Subsequent Events Note 11. In addition, Mr. Stroud is entitled to the coverage or benefits under any and all employee benefits plans maintained by Zulu Energy.

Employment Agreement with Mr. James Hostetler

On April 15, 2008, the Board appointed James Hostetler as Executive Vice President of Zulu Energy and approved an employment agreement with Mr. Hostetler, to be effective March 1, 2008. Under Mr. Hostetler's employment agreement, he will receive an annual salary equal to $180,000. Mr. Hostetler is also eligible to receive an annual bonus at the discretion of the Board. Mr. Hostetler was also granted stock options upon execution of the agreement on April 15, 2008 to purchase 1,500,000 shares of common stock with an exercise price of $1.00 per share. Mr. Hostetler may exchange these stock options for incentive stock options following the implementation of a stock option plan by Zulu Energy. Pursuant to his employment agreement, the Board also approved the grant to Mr. Hostetler of 1,900,000 shares of common stock that will be subject to restrictions to be determined and will vest as follows: 800,000 shares (40%) on January 1, 2009; 600,000 shares (30%) on January 1, 2010 and the remaining 600,000 shares (30%) on January 1, 2011. Subsequent to June 30, 2008 the Company has rescinded the stock issuance and cancelled the shares and entered into revised agreements for restricted stock units with Mr. Hostetler, see Subsequent Events Note 11. In addition, Mr. Hostetler is entitled to the coverage or benefits under any and all employee benefits plans maintained by Zulu Energy.

Zulu Energy Corp. & Subsidiaries
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
For the Period from August 11, 2005 (inception) to June 30, 2008

Employment Agreement with Mr. Keith Reeves

On April 15, 2008, the Board appointed Keith Reeves as Vice President, Exploration of Zulu Energy and approved an employment agreement with Mr. Reeves, to be effective March 1, 2008. Under Mr. Reeves's employment agreement, he will receive an annual salary based on certain financings achieved by Zulu Energy. If Zulu Energy consummates a financing less than $5 million, Mr. Reeves will receive an annual salary of $180,000. If Zulu Energy consummates a financing between $5 million and $10 million, Mr. Reeves' annual salary will be $240,000. If Zulu Energy consummates a financing in excess of $10 million, Mr. Reeves' annual salary will be $300,000. Mr. Reeves will receive a signing bonus of $100,000 following the consummation by Zulu Energy of a $5 million financing. Mr. Reeves is also eligible to receive an annual bonus at the discretion of the Board. Mr. Reeves was also granted stock options upon execution of the agreement on April 15, 2008 to purchase 1,500,000 shares of common stock with an exercise price of $1.00 per share. Mr. Reeves may exchange these stock options for incentive stock options following the implementation of a stock option plan by Zulu Energy. Pursuant to his employment agreement, the Board also approved the grant to Mr. Reeves of 2,050,000 shares of common stock that will be subject to restrictions to be determined and will vest as follows: 820,000 shares (40%) on January 1, 2009; 615,000 shares (30%) on January 1, 2010 and the remaining 615,000 shares (30%) on January 1, 2011. Subsequent to June 30, 2008 the Company has rescinded the stock issuance and cancelled the shares and entered into revised agreements for restricted stock units with Mr. Reeves, see Subsequent Events Note 11. In addition, Mr. Reeves is entitled to the coverage or benefits under any and all employee benefits plans maintained by Zulu Energy.

Employment Agreement with Mr. Satyendra Deshpande

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
For the Period from August 11, 2005 (inception) to June 30, 2008

During his period of employment, Mr. Desphande was entitled to the coverage or benefits under any and all employee benefits plans maintained by Zulu Energy.

Employment Agreement with Mr. Dave Weisgerber

On May 15, 2008, the Board appointed Dave Weisgerber as Vice President, operations of Zulu Energy and approved an employment agreement with Mr. Weisgerber. Under Mr. Weisgerber's employment agreement, he will receive an annual salary based on certain financings achieved by Zulu Energy. If Zulu Energy consummates a financing less than $5 million, Mr. Weisgerber will receive an annual salary of $180,000. If Zulu Energy consummates a financing between $5 million and $10 million, Mr. Weisgerber's annual salary will be $240,000. If Zulu Energy consummates a financing in excess of $10 million, Mr. Weisgerber's annual salary will be $300,000. Mr. Weisgerber is also eligible to receive an annual bonus at the discretion of the Board.

Mr. Weisgerber was also granted stock options to purchase 1,500,000 shares of common stock with an exercise price of $1.00 per share pursuant to the Zulu Energy 2008 Equity Incentive Plan. Pursuant to his employment agreement, the Board also approved the grant to Mr. Weisgerber of 1,950,000 shares of common stock that will be subject to restrictions to be determined and will vest as follows: 780,000 shares (40%) on January 1, 2009; 585,000 shares (30%) on January 1, 2010 and the remaining 585,000 shares (30%) on January 1, 2011. Subsequent to June 30, 2008 the Company has rescinded the stock issuance and cancelled the shares and entered into revised agreements for restricted stock units with Mr. Weisgerber, see Subsequent Events Note 11. In addition, Mr. Weisgerber is entitled to the coverage or benefits under any and all employee benefits plans maintained by Zulu Energy.

Employment Agreement with Mr. Mohamed Gova

On July 3, 2008, Zulu Energy Corp. (the “Company”) entered into an employment agreement with Mohamed H. Gova dated effective as of June 10, 2008 pertaining to Mr. Gova’s appointment as the Vice Chairman of the Company’s Board of Directors (the “Board”). Pursuant to his employment agreement, Mr. Gova will receive an annual salary equal to $240,000, which amount will be increased immediately to $300,000 if the Company secures cumulative financing totaling more than $10,000,000. Mr. Gova received a signing bonus in the amount of $100,000, will receive a monthly automobile allowance in the amount of $800 and is eligible to receive an annual bonus at the discretion of the Board.

The Board granted to Mr. Gova stock options to purchase 1,500,000 shares of common stock with an exercise price of $1.00 per share pursuant to the Zulu Energy 2008 Equity Incentive Plan, which options will be exercisable only upon an increase in the Company’s authorized shares of common stock. Also on June 10, 2008, the Board approved that upon the Company’s increase of its authorized shares of common stock Mr. Gova is to be immediately granted 2,000,000 shares of common stock. The shares of restricted stock will be subject to restrictions outlined in a restricted stock agreement and will vest as follows: 800,000 shares (40%) on January 1, 2009 so long as Mr. Gova is still in service with the Company and the Company has successfully drilled three stratigraphic test wells before that date; 600,000 shares (30%) on January 1, 2010 so long as Mr. Gova is still in service with the Company and the Company shall have successfully located and tested a potentially viable hydrocarbon reservoir prior to that date; and the remaining 600,000 shares (30%) on January 1, 2011 so long as Mr. Gova is still in service with the Company. In addition, Mr. Gova is entitled to the coverage or benefits under any and all employee benefits plans maintained by the Company.

Zulu Energy Corp. & Subsidiaries
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
For the Period from August 11, 2005 (inception) to June 30, 2008

Note 11	Subsequent Events

Subsequent to June 30, 2008:

1. The Board of Directors of the Company approved, subject to shareholder approval, the Amended and Restated 2008 Equity Incentive Plan (the “Plan”) that among other things increased the authorized shares under the Plan to 30 million shares.

2. On August 14, 2008 the Company’s board of directors determined that the 6,000,000 shares of restricted stock previously granted to three executive officers of the Company was not consistent with the terms of their employment agreements, that the grant was made in error and to correct the error the board approved the recission of these shares. These shares were cancelled and returned to the Company's authorized capital. The board approved the grant of a total of 7,950,000 restricted stock units to four officers pursuant to the terms of each officer’s employment agreement with the Company and pursuant to the Plan.

3. Pursuant to the Plan, the Company granted to three directors of the Company fully-vested options to purchase 3,000,000 shares in the aggregate of the Company's common stock with an exercise price of $1.00 per share, which are exercisable for a period of five years.

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

Overview

We are an exploration stage independent oil and gas company focused on the exploration and development of oil and gas resources. We were incorporated on May 6, 2005. In December 2007, we acquired nine Prospecting Licenses for the exploration of coal bed methane in the Republic of Botswana in Southern Africa through our acquisition of Nyati Botswana described more fully in “Description of Business” above. Our business plan is focused on discovery and production of substantial commercial quantities of coal bed methane in the Pandamatenga area of Northeastern Botswana.

Facilities Strategy

In the event that the drilling program successfully identifies commercially viable gas reserves we intend to make substantial investments in plant, buildings and equipment required to transport the gas from well head to the processing facilities that will turn the gas into marketable products such as power, urea, methanol and diesel, including living requirements needed to support the employees and contractors in the field. So far our efforts in this area have been limited to hiring consultants to identify the potential markets. We believe that until it has discovered a credible gas reserves and raised sufficient funds, it would be premature to spend its limited resources in this area. We intend to work with professional institutions and consultants such as Gustavson Associates, who compiled the first Nyati Botswana feasibility study, on our facilities strategy. We are also currently in discussions with the U.S. Technical Development Agency for production of a bankable development and marketing study.

Marketing Strategy

Our strategy is to tailor our investment in coal bed methane production in line with market demands. As with the facilities requirements, we intend that until the gas has flowed and funds have been raised, we will utilize consultants rather than hire staff. We have commissioned Gustavson Associates to advise on a marketing strategy and have engaged Mohamed Cassam as a consultant to identify the markets for our gas and gas products we anticipate discovering and to determine the necessary investment needed for gas monetization.  We have also engaged Mr. Cassam to support our efforts in negotiating a power purchase contract with the Botswana Power Corporation.

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

Our business plan involves three phases. During the first phase we plan to drill approximately nine exploration wells to confirm the coal deposit, identify the absorption rates and gas content of the coal and identify production pilot locations. We anticipate that this initial exploration phase will last approximately six months. The first phase has begun with four of the nine exploration wells in progress. Assuming we are successful in locating coalbed methane and raising the required capital, the second phase will likely involve the drilling of approximately 16 production test wells with the intent of demonstrating production and commercial viability or commercial volumes of coalbed methane. This phase will also likely include the dewatering of the coal and gas production and is expected to last approximately six months. The third phase will likely involve adding more wells to the pilot wells drilled in the second phase, expand our then existing well footprint and increase production. We anticipate that phase three will last approximately nine months. Costs for the second and third phase are estimated at $20 million. The initiation and completion of each of the three contemplated phases will require us to raise sufficient capital. As further described below, on May 7, 2008, we raised $8 million in a private placement of shares of our common stock. At this time we have no commitments or agreements for the raising of capital.

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

Liquidity and Capital Resources

As of June 30, 2008, we had $3,344,577 in available cash, $276,567 in accrued expenses and accounts payables and $27,598 in capitalized oil and gas properties as expenses incurred towards exploration activities since inception. As of June 30, 2008 we had $17,947,000 in prospecting licenses which consists of the nine licenses in Botswana acquired from Swansi Holdings for consideration of $3,000,000 in cash and 15,000,000 common stock warrants, recorded at the fair value of $14,947,700. As of June 30, 2008 we had $4,371,875 in capitalized exploratory drilling costs which include the fair value of stock options granted totalling $3,360,200, given to Paul Stroud, Keith Reeves and Dave Weisgerber as their employment supports our exploratory drilling operations.

Investment in fixed assets during the six months ended June 30, 2008 was $7,541 compared to $0 during the six months ended June 30, 2007.

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

Required Expenditures Concerning our Oil & Gas Properties

We own nine Prospecting Licenses or leases in unproved oil and gas properties located in the Republic of Botswana. Under the terms of the lease agreements we are required to pay a share of royalties and other obligations. We paid $7,579 and $7,996 for the lease years ended September 30, 2007 and 2006, respectively to the Government of Botswana under such lease agreements. Our leases expire in September 30, 2008 and there is no assurance that the leases will be extended by the government.

Pursuant to the terms of the leases, as of June 30, 2008 we were obligated to pay the government of Botswana $5,684 on September 30, 2008 to maintain the leases. This amount does not contemplate funds required for exploration.

Under the leases we were required to expend the following amounts per lease during the respective lease period reflected below:

Lease Period Ended	Description	Amount in Pulas
9/30/06	Study of Data,Bore hole to 300m and complete a desorption study for 6 months	1,150,000
9/30/07	Data interpretation, Permeability study, Drill production Bore hole, Test CBM produced	2,000,000
9/30/08	Full feasibility Study, Production and marketing Study	3,000,000

As of June 30, 2008, we had not expended the amounts required during the lease periods. Amounts that were to be spent on exploration are due to the government by Botswana law. As of June 30, 2008 and based on Botswana law, management is of the opinion that we will not be able to renew 50% of the lease acreage and, accordingly, the financial statements reflect a liability of $4,256,415 (P 27,675,000 converted at $.1538) to the government of Botswana representing the aggregate minimum required prospecting expenditures over the three year lease term. We plan to accelerate the exploration activity on the properties and management is of the opinion that such activity will be sufficient to enable the renewal of the remaining 50%. The Company has filed the necessary documents with the government of Botswana to apply for a renewal of the leases. There is, however, no assurance that the government will renew any of the leases. The company has expended $4,371,875 during the six months ended June 30, 2008 as exploratory drilling costs, which includes $3,360,200 in stock-based compensation.

Required Expenditures Concerning Employment Agreements

As more fully described in Note 10 to our Financial Statements included in this Quarterly Report on Form 10-Q, we have certain contractual obligations under employment agreements with Paul Stroud, Keith Reeves, James Hostetler, David Weisgerber and Mohamed Gova.

Private Placement

On May 7, 2008, we sold 8,000,000 shares of our common stock, together with warrants to purchase up to 8,000,000 shares of common stock, to certain investors in a private placement, also referred to as the Offering. We received $8,000,000 in aggregate gross proceeds in the Offering. The warrants have an exercise price of $1.50 per share and are exercisable for 3 years. The warrants are not exercisable until such time as our shareholders approve an amendment to our articles of incorporation to increase our authorized shares of common stock. Pursuant to an Agency Agreement between the Company and First Capital Invest Corp. (the “Agent”), the Agent received a cash commission of $800,000 and an expense reimbursement of $250,000 along with agent’s warrants to purchase up to 800,000 shares of common stock. The warrants have an exercise price of $1.50 per share and are exercisable for 3 years. The warrants are not exercisable until such time as our shareholders approve an amendment to our articles of incorporation to increase our authorized shares of common stock.

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

The trading price of our shares of common stock and the downturn in the United States stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Results of operations for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007.

Revenues. For the three and six months ended June 30, 2008 and June 30, 2007 there were no revenues from operating or any other activities.

Operating Expenses.

For the three months ended June 30, 2008, operating expenses of $3,174,125 consisted primarily of stock-based compensation expense of $2,556,605 and general and administrative expenses of $617,128 along with depreciation of $392. For the three months ended June 30, 2007, operating expenses of $10,506 consisted of general and administrative expenses.

For the six months ended June 30, 2008, operating expenses of $3,367,748 consisted primarily of stock-based compensation expense of $2,556,605 and general and administrative expenses of $810,733 along with depreciation of $410. For the six months ended June 30, 2007, operating expenses of $27,281 consisted of general and administrative expenses.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Critical accounting policies are those that management believes are both most important to the portrayal of the Company’s financial condition and results of operations and that require difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that involve uncertainty.

We believe that the “critical” accounting policies that we use in the preparation of our financial statements are as follows:

Going Concern

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s net loss from operations for the three and six months ended June 30, 2008 totaled $3,174,125 and $3,367,748, net working capital deficit and total stockholders’ equity through June 30, 2008 totaled $2,685,525 and $19,668,995, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Exploration Stage Company

The Company is in the exploration stage. In December 2007, the Company acquired oil and gas licenses and drilling rights located in Botswana. The recoverability of the cost of capitalized oil and gas properties are dependent upon the discovery of recoverable reserves, the Company’s ability to obtain the necessary funding to extract the reserves and the sale of production at profitable market prices.

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

Asset Retirement Obligations

The Company recognizes the value of a liability for an asset retirement obligation in the year in which a reasonable estimate of value can be made.

Changes in the liability for an asset retirement obligation due to the passage of time will be measured by applying an interest method of allocation. The amount will be recognized as an increase in the liability and an accretion expense in the statement of operations. Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset. As at June 30, 2008 the value of the oil and gas property’s site restoration costs is insignificant.

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

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and is depreciated on a straight line basis, commencing when the assets are put into use over the estimated useful lives of the assets as follows:

Property, Plant & Equipment	10 years
Computer Hardware	3 years

In accordance with SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, the Company reviews the carrying value of long-lived assets for impairment whenever events and circumstances indicate that the carrying value of the assets might be impaired and the carrying value may not be recoverable. Recoverability of these assets is measured by comparison of the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over the remaining economic life. If the undiscounted cash flows are not sufficient to recover the carrying value of such assets, the assets are considered impaired. The impairment loss is measured by comparing the fair value of the assets to their carrying values. Fair value is determined by either a quoted market price or a value determined by a discounted cash flow technique, whichever is more appropriate under the circumstances involved. No impairment was required to be recorded during the periods presented in these consolidated financial statements.

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

Item 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) and pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2008. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of June 30, 2008 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO THE VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description

2.1	Stock Exchange Agreement and Plan of Reorganization among Zulu Energy Corp, Nyati Mauritius Limited and LMA Hughes LLLP dated December 19, 2007[1]

3.1	Articles of Incorporation[2]

3.2	Articles of Amendment[3]

3.3	Statement of Correction[3]

3.4	Form of Amended and Restated Articles of Incorporation5†

3.5	Amended and Restated Bylaws[6]

10.1	Stock Purchase Agreement between Zulu Energy Corp. and Swansi Holdings Corp. dated as of December 19, 2007[1]

10.2	Tax Indemnification Letter Agreement between Zulu Energy Corp. and LMA Hughes LLLP dated December 19, 2007[1]

10.3	Employment Agreement, dated effective March 1, 2008, by and between Zulu Energy Corp. and Paul Stroud[4]

10.4	Employment Agreement, dated effective March 1, 2008, by and between Zulu Energy Corp. and James Hostetler[4]

10.5	Employment Agreement, dated effective March 1, 2008, by and between Zulu Energy Corp. and Kevin Reeves[4]

10.6	Employment Agreement, dated effective May 15, 2008, by and between Zulu Energy Corp. and David Weisgerber[8]

10.7	Employment Agreement, dated effective May 15, 2008, by and between Zulu Energy Corp. and Mohamed Gova[9]

10.8	Form of Option Holder Letter Agreement[4]

10.9	Letter Agreement dated April 25, 2008 between Zulu Energy Corp. and Swansi Holdings Corp.[5]

10.10	Zulu Energy Corp. Amended and Restated 2008 Equity Incentive Plan*†

10.11	Form of Restricted Stock Agreement[6]

10.12	Form of Stock Option Agreement[6]

10.13	Form of Director Stock Option Agreement*

10.14	Form of Common Stock Purchase Warrant[7]

10.15	Form of Subscription Agreement[7]

10.16	Form of Registration Rights Agreement[7]

10.17	Sublease by and between Zulu Energy Corp. and Unifi Capital Partners, LLC, dated June 25, 2008*

10.18	Form of Commercial Lease by and between Zulu Energy Corp. and James W. Guercio, dated February 1, 2008 *

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2007, File No. 000-52272.

2.	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the Commission on September 1, 2006, File No. 333-137076.

3.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 20, 2008, File No. 000-52272.

4.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 21, 2008, File No. 000-52272.

5.	Incorporated by reference to the Company’s Annual Report on Form 10-KSB/A filed with the Commission on April 29, 2008, File No. 000-52272.

6.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 2, 2008, File No. 000-52272.

7.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 9, 2008, File No. 000-52272.

8.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 28, 2008, File No. 000-52272.

9.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 10, 2008, File No. 000-52272.

*	Filed herewith.

†
The Amended and Restated Articles of Incorporation and 2008 Equity Incentive Plan was approved by the Board of Directors of Zulu Energy Corp. on August 14, 2008 and will be presented to shareholders for approval as part of the 2008 Annual Meeting of Shareholders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZULU ENERGY CORP.

Date: August 19, 2008	By:	/s/ Paul Stroud
Paul Stroud, President and Chief Executive Officer

Date: August 19, 2008	By:	/s/ Mohamed Gova
Mohamed Gova, Chief Financial Officer and Principal Accounting Officer.

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Stock Exchange Agreement and Plan of Reorganization among Zulu Energy Corp, Nyati Mauritius Limited and LMA Hughes LLLP dated December 19, 2007[1]

3.1	Articles of Incorporation[2]

3.2	Articles of Amendment[3]

3.3	Statement of Correction[3]

3.4	Form of Amended and Restated Articles of Incorporation5†

3.5	Amended and Restated Bylaws[6]

10.1	Stock Purchase Agreement between Zulu Energy Corp. and Swansi Holdings Corp. dated as of December 19, 2007[1]

10.2	Tax Indemnification Letter Agreement between Zulu Energy Corp. and LMA Hughes LLLP dated December 19, 2007[1]

10.3	Employment Agreement, dated effective March 1, 2008, by and between Zulu Energy Corp. and Paul Stroud[4]

10.4	Employment Agreement, dated effective March 1, 2008, by and between Zulu Energy Corp. and James Hostetler[4]

10.5	Employment Agreement, dated effective March 1, 2008, by and between Zulu Energy Corp. and Kevin Reeves[4]

10.6	Employment Agreement, dated effective May 15, 2008, by and between Zulu Energy Corp. and David Weisgerber[8]

10.7	Employment Agreement, dated effective May 15, 2008, by and between Zulu Energy Corp. and Mohamed Gova[9]

10.8	Form of Option Holder Letter Agreement[4]

10.9	Letter Agreement dated April 25, 2008 between Zulu Energy Corp. and Swansi Holdings Corp.[5]

10.10	Zulu Energy Corp. Amended and Restated 2008 Equity Incentive Plan*†

10.11	Form of Restricted Stock Agreement[6]

10.12	Form of Stock Option Agreement[6]

10.13	Form of Director Stock Option Agreement*

10.14	Form of Common Stock Purchase Warrant[7]

10.15	Form of Subscription Agreement[7]

10.16	Form of Registration Rights Agreement[7]

10.17	Sublease by and between Zulu Energy Corp. and Unifi Capital Partners, LLC, dated June 25, 2008*

10.18	Form of Commercial Lease by and between Zulu Energy Corp. and James W. Guercio, dated February 1, 2008 *

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2007, File No. 000-52272.

2.	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the Commission on September 1, 2006, File No. 333-137076.

3.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 20, 2008, File No. 000-52272.

4.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 21, 2008, File No. 000-52272.

5.	Incorporated by reference to the Company’s Annual Report on Form 10-KSB/A filed with the Commission on April 29, 2008, File No. 000-52272.

6.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 2, 2008, File No. 000-52272.

7.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 9, 2008, File No. 000-52272.

8.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 28, 2008, File No. 000-52272.

9.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 10, 2008, File No. 000-52272.

*	Filed herewith.

†
The Amended and Restated Articles of Incorporation and 2008 Equity Incentive Plan was approved by the Board of Directors of Zulu Energy Corp. on August 14, 2008 and will be presented to shareholders for approval as part of the 2008 Annual Meeting of Shareholders.