Form 10-Q
period 2008-09-30
ZULU ENERGY CORP.
filed 2008-11-19
CIK 1373467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares of the registrant’s common stock outstanding as of November 17, 2008: 90,000,000 shares.

TABLE OF CONTENTS

FORM 10-Q QUARTERLY REPORT

ZULU ENERGY CORP.

PART I – FINANCIAL INFORMATION		3

ITEM 1.	FINANCIAL STATEMENTS	3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	24

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZULU ENERGY CORP. & SUBSIDIARIES
(Formerly Global Sunrise, Inc.)
(An Exploration Stage Company)
UNAUDITED CONSOLIDATED BALANCE SHEETS AS AT

	September 30,	December 31,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$837,388	$17,598
Deposit	2,500	-
Prepaid Expenses	312,810	5,468
Total Current Assets	1,152,698	23,066

Fixed Assets, net	98,215	216
Oil and Gas Properties	26,432	29,575
Prospecting Licenses	17,947,700	3,000,000
Capitalized Exploratory Drilling Costs	5,956,119	-

Total Assets	$25,181,164	$3,052,857

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payables	$479,581	$266,380
Accrued Expenses	-	63,333
Loan payable to shareholder	6,120	252,083
Liability – acquisition of prospecting licenses rights	1,500,000	3,000,000
Liabilities to Government of Botswana	4,076,528	4,561,393
Total Current Liabilities	6,062,229	8,143,189

Stockholders’ Equity (Deficit):
Preferred Stock, $.001 par value; authorized 10,000,000 shares, none issued	-	-
Common stock, 100,000,000 shares authorized at $0.001 par value, 90,000,000 shares issued and outstanding at 09/30/2008, 82,000,000 at 12/31/2007.	90,000	82,000
Additional paid-in capital	27,394,781	(411,724)
Deficit accumulated during the exploration stage	(8,933,242)	(4,840,906)
Subscription receivable	(98)	(98)
Accumulated other comprehensive income	567,494	80,396
Total Stockholders’ Equity (Deficit)	19,118,935	(5,090,332)

Total Liabilities and Stockholders’ Deficit	$25,181,164	$3,052,857

The accompanying notes are an integral part of these financial statements

ZULU ENERGY CORP. & SUBSIDIARIES
(Formerly Global Sunrise, Inc.)
(An Exploration Stage Company)
(unaudited)
CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND THE PERIOD FROM AUGUST 11, 2005 (INCEPTION) TO SEPTEMBER 30, 2008

	THREE MONTHS ENDED SEPTEMBER 30, 2008	THREE MONTHS ENDED SEPTEMBER 30, 2007	NINE MONTHS ENDED SEPTEMBER30, 2008	NINE MONTHS ENDED SEPTEMBER 30, 2007	FOR THE PERIOD FROM AUGUST 11, 2005 (INCEPTION) TO SEPTEMBER 30, 2008
Revenue	$-	$-	$-	$-	$-
Operating expenses	724,588	33,288	4,092,336	60,569	8,872,271
Loss from operations before Minority Interest	(724,588)	(33,288)	(4,092,336)	(60,569)	(8,872,271)
Minority Interest	-	9,691	-	12,101	2,303,022
Taxes	-	-	-	-	-
Loss for the period	$(724,588)	$(23,597)	$(4,092,336)	$(48,468)	$(6,569,249)
Other Comprehensive Income:
Foreign currency translation	174,528	-	487,098	-	567,494
Total Comprehensive Loss	$(550,060)	$(23,597)	$(3,605,238)	$(48,468)	$(6,001,755)

Comprehensive Income (Loss) per Share:
Primary	$(0.01)	$(0.00)	$(0.04)	$(0.00)
Weighted Average Shares Outstanding	90,000,000	29,680,435	86,291,971	10,400,000

The accompanying notes are an integral part of these financial statements

ZULU ENERGY CORP. & SUBSIDIARIES
(Formerly Global Sunrise, Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
for the period from August 11, 2005 (Date of Inception) to September 30, 2008

					Deficit
					Accumulated
	Common Stock		Additional	Other	During the		Total
	Number		Paid In	Comprehensive	Exploration	Subscription	Stockholders
	Shares	Amount	Capital	Income	Stage	Receivable	(Deficiency)

Balance on Date of Inception	-	$-	$-	$-	$-	$-	$-
Issuance of common stock–Aug. 11, 2005	600,000	600	(598)	-	-	-	2
Net loss for the year 2005	-	-	-	-	(7,087)	-	(7,087)
Balance, December 31, 2005	600,000	600	(598)	-	(7,087)	-	(7,085)

Net loss for the year 2006	-	-	-	-	(24,018)	-	(24,018)
Balance, December 31, 2006	600,000	600	(598)	-	(31,105)	-	(31,103)

Net Loss for the year ended Dec 31, 2007	-	-	-	80,396	(2,445,808)	-	(2,365,412)
Shares Issued – Subscription receivable	29,400,000	29,400	(29,302)	-	-	(98)	-
Issuance of common stock Dec 20, 2007 for Net Assets of Zulu Energy Corp.	52,000,000	52,000	(381,824)	-	-	-	(329,824)
Minority Interest Acquired	-	-	-	-	(2,363,993)	-	(2,363,993)
Balance, December 31, 2007	82,000,000	82,000	(411,724)	80,396	(4,840,906)	(98)	(5,090,332)

Shares Issued – Private Placement	8,000,000	8,000	6,942,000	-	-	-	6,950,000
Warrants – Prospecting Licenses	-	-	14,947,700	-	-	-	14,947,700
Stock-based Compensation	-	-	2,556,605	-	-	-	2,556,605
Stock Options - Capitalized Exploratory Drilling Costs	-	-	3,360,200	-	-	-	3,360,200
Net Comprehensive Income for Nine months ended September 30, 2008	-	-	-	487,098	(4,092,336)	-	(3,605,238)
Balance, September 30, 2008	90,000,000	90,000	27,394,781	567,494	(8,933,242)	(98)	19,118,935

The accompanying notes are an integral part of these financial statements

ZULU ENERGY CORP. & SUBSIDIARIES
(Formerly Global Sunrise, Inc.)
(An Exploration Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND FOR THE PERIOD FROM AUGUST 11, 2005 (DATE OF INCEPTION) TO SEPTEMBER 30, 2008

	Nine months Ended	Nine months Ended	For the Period From August 11, 2005 (Inception) to
	September 30,	September 30,	September 30,
	2008	2007	2008

Cash Flows from Operating Activities :
Net loss for the period	$(4,092,336)	$(48,468)	$(6,569,249)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	3,719	63	3,801
Stock-based compensation	2,556,605	-	2,556,605
Changes in working capital balances:
Deposit	(2,500)	-	(2,500)
Prepaid expenses	(307,342)	(10,756)	(312,810)
Other liabilities, net of minority interest	-	-	2,197,400
Accounts payable and accrued expenses	149,867	45,500	185,315
Liability – acquisition of prospecting licenses rights	(1,500,000)	-	(1,500,000)
Net cash used by operating activities	(3,191,987)	(13,661)	(3,441,438)

Cash Flows used in Investing Activities:
Capitalized Exploratory Drilling Costs	(2,584,751)	-	(2,584,751)
Cash acquired upon investment in subsidiary	-	-	17,452
Fixed Assets	(112,885)	(298)	(113,183)
Oil and gas properties	-	(29,354)	(29,575)
Net cash used by investing activities	(2,697,636)	(29,652)	(2,710,057)

Cash Flows from Financing Activities:
Issuance of common stock	6,950,000	2	6,950,002
Increase (decrease) in shareholder loan	(245,963)	53,724	(46,891)
Net cash provided by financing activities	6,704,037	53,726	6,903,111

Effects of exchange rates on cash	5,376	-	85,772

Increase in cash and cash equivalents	819,790	10,413	837,388
Cash and cash equivalents, beginning of period	17,598	-	-

Cash and cash equivalents, end of the period	$837,388	$10,413	$837,388

Supplemental Disclosures:
The Company paid $12,555 interest and $NIL taxes during the nine months ended September 30, 2008.

Non-cash financing and investing activities:
The Company issued 15,000,000 warrants for prospecting licenses of $14,947,700.
The Company issued 4,500,000 stock options for capitalized exploratory drilling costs of $3,360,200.

The accompanying notes are an integral part of these financial statements.

Zulu Energy Corp. & Subsidiaries
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
For the Period from August 11, 2005 (inception) to September 30, 2008

Note 1	Significant Accounting Policies

Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of Zulu Energy Corp. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include certain information and disclosures required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

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

Going Concern

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s net loss from operations for the three and nine months ended September 30, 2008 totaled $724,588 and $4,092,336 and the net working capital deficit and total stockholders’ equity through September 30, 2008 totaled $4,909,531 and $19,118,935, respectively.

The Company’s ability to continue as a going concern will be dependent upon its ability to obtain sufficient financing to pay its existing creditors, cover its operating overhead, and fund oil and gas exploration and production projects. Other market factors such as the price of oil, gas and other natural resources upon extraction being at prices sufficient to generate profitable operations may impact the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Zulu Energy Corp. & Subsidiaries
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
For the Period from August 11, 2005 (inception) to September 30, 2008

Exploration Stage Company

The Company is in the exploration stage. The Company is in the process of exploring natural gas licenses located in Botswana, Africa. The recoverability of the cost of capitalized natural gas properties are dependent upon the discovery of recoverable reserves, the Company’s ability to obtain the necessary funding to extract the reserves and the sale of production at profitable market prices.

The Company complies with Financial Accounting Standards Board Statement No.7 and SEC Guide 7 for its characterization of the Company as exploration stage.

Cash and Cash Equivalents

The Company considers all investments purchased with a maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist principally of cash. The Company maintains its cash with a quality financial institution. The Company has maintained a balance in excess of the FDIC insured amount of $100,000 during the nine months ended September 30, 2008.

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

The Company accounts for its gas development activities utilizing the successful efforts method of accounting. Under this method, costs of productive exploratory wells, development dry holes and productive wells and undeveloped leases are capitalized. Gas lease acquisition costs are also capitalized. Exploration costs, including personnel costs, certain geological and geophysical expenses and daily rentals for gas leases, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties.

Zulu Energy Corp. & Subsidiaries
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
For the Period from August 11, 2005 (inception) to September 30, 2008

The application of the successful efforts method of accounting requires managerial judgment to determine that proper classification of wells designated as developmental or exploratory which will ultimately determine the proper accounting treatment of the costs incurred. The results from a drilling operation can take considerable time to analyze and the determination that commercial reserves have been discovered requires both judgment and industry experience. Wells may be completed that are assumed to be productive and actually deliver gas in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. Wells are drilled that have targeted geologic structures that are both developmental and exploratory in nature and an allocation of costs is required to properly account for the results. Delineation seismic incurred to select development locations within a gas field is typically considered a development cost and capitalized, but often these seismic programs extend beyond the reserve area considered proved and management must estimate the portion of the seismic costs to expense. The evaluation of gas leasehold acquisition costs requires managerial judgment to estimate the fair value of these costs with reference to drilling activity in a given area. Drilling activities in an area by other companies may also effectively condemn leasehold positions.

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

Changes in the liability for an asset retirement obligation due to the passage of time will be measured by applying an interest method of allocation. The amount will be recognized as an increase in the liability and an accretion expense in the statement of operations. Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset. As at September 30, 2008 the value of the gas property’s site restoration costs is insignificant.

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
For the Period from August 11, 2005 (inception) to September 30, 2008

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and is depreciated on a straight line basis, commencing when the assets are put into use over the estimated useful lives of the assets as follows:

Property, Plant and Equipment	10 years
Office Equipment	3 years
Computer Hardware	3 years
Vehicles	5 years

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

Zulu Energy Corp. & Subsidiaries
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
For the Period from August 11, 2005 (inception) to September 30, 2008

Income Taxes

The Company accounts for income taxes by the asset and liability method as mandated by Statement of Financial Standards Number 109. Under this method, current income taxes are recognized for the estimated income taxes payable for the current year. Future income tax assets and liabilities are recognized in the current year for temporary differences between the tax and accounting basis of assets and liabilities as well as for the benefit of losses available to be carried forward to future years for tax purposes that are likely to be realized. The Company is subject to income taxes in the countries of Mauritius, Botswana and the U.S.

Financial Instruments

The carrying values of cash, accounts payable and accrued liabilities and due to related parties approximate their fair value because of the short maturity of these instruments. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with the FAS No. 128, “Earnings per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options, using the treasury stock method. The diluted EPS computation uses the average stock price for the year to determine the number of shares assumed to be purchased from the exercise of stock options or warrants. As at September 30, 2008 the Company has sustained operating losses and, accordingly, any dilutive potential common shares would have an anti-dilutive effect and are therefore not considered in computing diluted EPS.

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
For the Period from August 11, 2005 (inception) to September 30, 2008

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

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the application of SFAS 109 by defining the criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for our fiscal year commencing after November 1, 2007. The adoption of FIN 48 is not expected to have an impact on our results of operations or financial condition.

In November 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combination (FAS 141(R)) and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160). FAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. FAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. FAS 141(R) and FAS 160 are effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (fiscal 2009 for the Company). FAS 141(R) will be applied prospectively. FAS160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of FAS 160 will be applied prospectively. Early adoption is prohibited for both standards. Management is currently evaluating the requirements of FAS 141(R) and FAS 160 and has not yet determined the impact on its financial statements.

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
For the Period from August 11, 2005 (inception) to September 30, 2008

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

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and related hedged items affect an entity’s operating results, financial position, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008. Early adoption is permitted. The Company is currently reviewing the provisions of FAS 161 and has not yet adopted the statement. However, as the provisions of FAS 161 are only related to disclosure of derivative and hedging activities, the Company does not believe the adoption of FAS 161 will have a material impact on its consolidated operating results, financial position, or cash flows.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets or FSP FAS 142-3. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the intangible asset. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is assessing the potential impact that the adoption of FSP FAS 142-3 may have on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles or SFAS No. 162. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe that implementation of this standard will have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. Management has determined that the adoption of FSP EITF 03-6-1 will not have an impact on the Financial Statements.

Zulu Energy Corp. & Subsidiaries
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
For the Period from August 11, 2005 (inception) to September 30, 2008

Note 2	Nature and Continuance of Operations

Zulu Energy Corp.

Zulu Energy Corp. (“Zulu Energy” or the “Company”) was incorporated under the laws of the State of Colorado on May 6, 2005 under the name of Global Sunrise, Inc. On January 16, 2007 the Company changed its name to Zulu Energy Corp. Prior to the share exchange agreement dated December 20, 2007, as more fully explained below, Zulu Energy utilized a June 30 fiscal year-end. Zulu Energy changed its year-end to December 31 as a result of the acquisition of Nyati Mauritius Limited (“Mauritius”). The focus of Zulu Energy’s business plan is the acquisition of oil and gas properties and leasing rights and their exploration, development and production.

Effective December 20, 2007, Zulu Energy acquired 100% of the outstanding common stock of Mauritius (including the subsidiary of Mauritius named Resources) in exchange for 30,000,000 common shares of Zulu Energy. Zulu Energy’s acquisition of Mauritius (an operating company) and its subsidiary has been recorded as a recapitalization of Zulu Energy because Zulu Energy was a “shell” company, accordingly, Mauritius is deemed to be the accounting acquirer. The 30,000,000 common shares issued have been recorded as if issued by Mauritius for the net monetary assets of Zulu Energy. The statement of stockholder’s equity (deficit) reflects the accumulated deficit of Mauritius from its inception and that of Zulu Energy from December 21, 2007 through September 30, 2008 and has been restated to reflect the 10 to 1 forward stock split of January 8, 2007 (see below) as if it had occurred at inception. The prior year comparative financial statements presented are those of Mauritius and its subsidiary.

Nyati Mauritius Limited

Mauritius was incorporated under the laws of the country of Mauritius on August 11, 2005 as Nyati Mauritius Limited.

Mauritius’ share capital is comprised of authorized common stock of 50,000 shares at $1 par value. The common shareholders have a right to one vote per share held.

At inception, Mauritius issued 2 shares at $1 par value to the subscribers of the company.

Nyati Resources Limited acquired a controlling stake (90%) in Nyati Botswana (Proprietary) Limited (“Nyati Botswana”), when 90 shares of Nyati Botswana were issued to Nyati Resources on February 14, 2007 at par value i.e. Pula 1 per share. Nyati Botswana is an oil and gas exploration stage company. As on that date, the other 10% shares of Nyati Botswana were held by Swansi Holdings Corp.

On March 2, 2007 Swansi Holdings Corp. had entered into a call options agreement to buy 40 shares of Nyati Botswana from Nyati Resources Limited at $1 per share. On June 6, 2007 Nyati Resources Limited sold 40 shares of Nyati Botswana to Swansi Holdings Corp. pursuant to their exercising the call options agreement mentioned above, thus reducing the ownership of Nyati Resources Limited in Nyati Botswana from 90% to 50%. As of December 20, 2007 Mauritius’ shareholding in Nyati Botswana was 50%. Prior to the December 20, 2007 share exchange agreement referred to below, the remaining 50% stock ownership interest in Nyati Botswana was held by Swansi Holdings Corp.

Zulu Energy Corp. & Subsidiaries
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
For the Period from August 11, 2005 (inception) to September 30, 2008

The Company issued 98 shares to its holding company LMA Hughes, LLP on July 2, 2007 at par value, thus bringing the total shares issued and outstanding of the Company to 100 shares. All shares of the Company were acquired by Zulu Energy on December 20, 2007.

Entry into a Material Definitive Agreement

On December 20, 2007, Zulu Energy entered into a Share Exchange Agreement and Plan of Reorganization (the “Exchange Agreement”), dated as of December 19, 2007, with Mauritius and LMA Hughes LLLP (“LMA Hughes”). Nyati Mauritius is the parent entity of Nyati Resources Limited, which holds 50% of the issued and outstanding capital stock of Nyati Botswana , which holds certain exploration licenses issued by the government of the Republic of Botswana.  On December 20, 2007, Zulu Energy also entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”), dated as of December 19, 2007, with Swansi Holdings Corp. (“Swansi”) to acquire the remaining 50% of the issued and outstanding common stock of Nyati Botswana. The transactions contemplated by the Exchange Agreement and the Stock Purchase agreement were consummated and all closing conditions were met on December 20, 2007.  As a result of the transactions contemplated by the Exchange Agreement and Stock Purchase Agreement, Nyati Mauritius and Nyati Botswana became the wholly-owned subsidiaries of Zulu Energy Corp.

Pursuant to the terms of the Exchange Agreement, Zulu Energy issued 30,000,000 shares of its common stock to LMA Hughes, which was the sole shareholder of Nyati Mauritius prior to the closing, in exchange for all of the issued and outstanding shares of common stock of Mauritius.  As a result of the foregoing issuance, LMA Hughes became the largest shareholder of Zulu Energy. Zulu Energy also granted LMA Hughes a 10% over-riding royalty interest in any properties that the companies acquire from LMA Hughes in the future and the Company agreed to reimburse LMA Hughes for certain expenses it incurred as part of this transaction.

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

Pursuant to the terms of the Stock Purchase Agreement, the Company is obligated to pay Swansi $3 million in the aggregate in two tranches of $1.5 million each. The first tranche was payable within thirty business days of the December 20, 2007 closing date and the second tranche was payable nine months following the closing date. The first tranche of $1.5 million was paid to Swansi during the nine months ended September 30, 2008. On March 26, 2008, Swansi transferred their 50% interest in Nyati Botswana to the Company. On May 7, 2008, after the completion of the Company’s private placement, the Company issued to Swansi 15,000,000 common stock warrants expiring five years from issuance at an exercise price of $1.50 per share. The issuance of the warrant described in this paragraph is exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder. An accredited investor received the warrant and Zulu Energy did not engage in any general solicitation or advertising to market the warrant.

Zulu Energy Corp. & Subsidiaries
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
For the Period from August 11, 2005 (inception) to September 30, 2008

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

On May 7, 2008, the Company sold 8,000,000 shares of its common stock, together with warrants to purchase up to 8,000,000 shares of common stock, to certain investors in a private placement, also referred to as the Offering. The Company received $8,000,000 in aggregate gross proceeds in the Offering. The warrants have an exercise price of $1.50 per share and are exercisable for 3 years. The warrants are not exercisable until such time as Company's shareholders approve an amendment to Company's articles of incorporation to increase Company's authorized shares of common stock. Pursuant to an Agency Agreement between the Company and First Capital Invest Corp. (the “Agent”), the Agent received a cash commission of $800,000 and an expense reimbursement of $250,000 along with agent’s warrants to purchase up to 800,000 shares of common stock.

Zulu Energy Corp. & Subsidiaries
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
For the Period from August 11, 2005 (inception) to September 30, 2008

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

On April 15, 2008 pursuant to employment agreements entered into with Paul Stroud, James Hostetler and Keith Reeves the Company approved the grant of a total of 6,000,000 shares of restricted common stock, pursuant to certain vesting requirements. Following the issuance of the restricted stock, Zulu Energy held the stock and did not deliver it to the employees, consequently the shares were not considered to be outstanding. On August 14, 2008 the Company rescinded the stock issuance and the shares were cancelled and returned to the Company’s authorized capital. On August 14, 2008 the board approved the grant of a total of 7,950,000 restricted stock units to four officers pursuant to the terms of each officer’s employment agreement with the Company and pursuant to the Company’s Amended and Restated 2008 Equity Incentive Plan.

Zulu Energy Corp. & Subsidiaries
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
For the Period from August 11, 2005 (inception) to September 30, 2008

Note 4	Fixed Assets

All fixed assets are recorded at cost. Depreciation is provided for using the straight-line method as follows:

	September 30,			December 31,
	2008			2007
		Accumulated
Asset Class	Cost	Depreciation	Net	Net

Property, Plant & Equipment	$298	$136	$162	$216
Office Equipment	$20,629	$1,662	$18,967	$0
Computer Hardware	$19,886	$2,021	$17,865	$0
Vehicles	$72,370	$11,149	$61,221	$0

Total	$113,183	$14,968	$98,215	$216

Note 5	Oil and Gas Properties

The Company had acquired nine leases in unproved oil and gas properties located in Botswana. Under the terms of the lease agreements the Company is required to pay its share of royalties and other obligations. The Company paid $7,579 and $7,996 for the lease years ended September 30, 2007 and 2006, respectively to the Government of Botswana under such lease agreements. Such leases expire in September 30, 2008.

Pursuant to such contracts, the Company was obligated to pay $5,684 on September 30, 2008 to maintain the leases. This amount does not contemplate funds required for exploration.

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
	Study

Zulu Energy Corp. & Subsidiaries
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
For the Period from August 11, 2005 (inception) to September 30, 2008

As of September 30, 2008 the Company has not expended the full amounts required during the lease periods. Under Botswana law, amounts that were to be spent on exploration are due to the government if not spent on exploration. As at September 30, 2008, based on Botswana law, the Company was not be able to renew 50% of the lease acreage and, accordingly, the financial statements reflect a liability of $4,076,528 (P 27,675,000 converted at $.1473) to the government of Botswana representing the aggregate minimum required prospecting expenditures over the three year lease term for the 50% acreage that was not renewed.

Subsequent to September 30, 2008 the Company was granted an extension for 50% of the lease acreage consisting of six of the original leases for an additional two year period. Pursuant to such contracts, the Company paid $3,239 subsequent to September 30, 2008 for the first year of the leases extension. This amount does not contemplate funds required for exploration.

Pursuant to the extended lease agreements the Company is required to expend the following amounts on each lease during the lease extension period. These amounts include any outstanding amounts under the terms of the original lease for the retained acreage and represent the Company’s full outstanding exploration commitment:

Lease		Amount
Period Ended	Description	in Pulas

9/30/09	Study of data, complete	2,000,000
	bore holes, desorption test,
	permeability studies, drill five
	pilot holes and undertake
	trial production and market
	studies, carry out a prefeasibility
	study

9/30/10	Drill 5 further pilot holes,	3,000,000
	full feasibility study, trial
	production and marketing,
	submit a mining license
	application

The Company has capitalized $26,432 spent since inception on license fees as oil and gas properties. The Company has also capitalized $5,956,119 during the nine months ended September 30, 2008 as exploratory drilling costs.

Note 6	Related Party Transactions

At September 30, 2008, $6,120 ($252,083 December 31, 2007) was due to a related party consisting of loans from LMA Hughes, LLLP which is an affiliate of a shareholder of the company. As at September 30, 2008 these loans remain payable to LMA Hughes, LLLP and are unsecured, non-interest bearing and without specific terms for repayment. At September 30, 2008, $190,784 ($Nil December 31, 2007) was due to Brian Hughes consisting of accounts payable for expenses.

Zulu Energy Corp. & Subsidiaries
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
For the Period from August 11, 2005 (inception) to September 30, 2008

Note 7	Accounts Payable

The Company repaid advances of $825,000 received from First Capital Investment Corp. along with accrued interest of $12,555 during the nine months ended September 30, 2008.

Note 8	Stock-based Compensation

We have adopted SFAS No. 123 “Accounting for Stock Based Compensation” as amended by SFAS No. 148 "Accounting for Stock-based Compensation - Transition and Disclosure”. We recognize stock-based compensation expense using a fair value based method. We do not have a qualified stock option plan in place as of the reporting date. The Board of Directors of the Company has approved, subject to shareholder approval, an Amended and Restated 2008 Equity Incentive Plan that among other things increased the authorized shares under the Plan to 30 million shares.

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

On April 15, 2008, Paul Stroud, James Hostetler and Keith Reeves were granted stock options to purchase 1,500,000 shares of common stock each as part of their employment agreements. Paul Stroud was formerly the Chief Executive Officer, James Hostetler was formerly the Executive Vice President, and Keith Reeves is the Vice President of Exploration of Zulu Energy. Under the terms of their stock option they had the option to exchange these stock options for incentive stock options following the implementation of a stock option plan by Zulu Energy. These stock options have an exercise price of $1.00 per share and are exercisable for 5 years. All these options were fully vested on the date of the grant but are not exercisable until such time as Zulu Energy's shareholders approve an amendment to Zulu Energy's articles of incorporation to increase Zulu Energy's authorized shares of common stock. On August 14, 2008 the Board approved the exchange of the above options issued to Messrs. Stroud, Hostetler and Reeves for non-incentive stock options issued under the Company’s Amended and Restated 2008 Equity Incentive Plan.

Zulu Energy Corp. & Subsidiaries
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
For the Period from August 11, 2005 (inception) to September 30, 2008

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

On May 14, 2008, Zulu Energy entered into an employment agreement with Satyendra Deshpande, Zulu Energy’s then Chief Financial Officer and member of the Board of Directors. Mr. Desphande subsequently resigned as Zulu Energy’s Chief Financial Officer, Secretary, Treasurer and member of the Board on Friday, May 16, 2008.

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

On May 21, 2008, Dave Weisgerber was granted stock options to purchase 1,500,000 shares of common stock as part of his employment agreement. Mr. Weisgerber was formerly Vice President of Operations of Zulu Energy. Mr. Weisgerber may exchange these stock options for incentive stock options following the implementation of a stock option plan by Zulu Energy. These stock options have an exercise price of $1.00 per share and are exercisable for 5 years. All these options were fully vested on the date of the grant but are not exercisable until such time as Zulu Energy's shareholders approve an amendment to Zulu Energy's articles of incorporation to increase Zulu Energy's authorized shares of common stock.

Zulu Energy Corp. & Subsidiaries
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
For the Period from August 11, 2005 (inception) to September 30, 2008

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

On June 10, 2008, Mohamed Gova was granted stock options to purchase 1,500,000 shares of common stock as part of his employment agreement. The Board appointed Mr. Gova as Vice Chairman of the Board of Directors of Zulu Energy. These stock options have an exercise price of $1.00 per share and are exercisable for 5 years. All these options were fully vested on the date of the grant but are not exercisable until such time as Zulu Energy's shareholders approve an amendment to Zulu Energy's articles of incorporation to increase Zulu Energy's authorized shares of common stock.

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

Note 9	Accrued Expenses

There were no accrued salaries payable to the employees of the Company as at September 30, 2008 ($63,333 at December 31, 2007).

Note 10	Commitments and Contingencies

The Company is obligated to spend Pula (“P”) 6,150,000 or approximately $906,000 US as of September 30, 2008 per lease over the term of the lease (three years). If such expenditures do not occur then such amounts are payable to the government of Botswana. The total expenditure required as of September 30, 2008 is approximately $8,150,000 US for nine leases. The Company believes that it will be able to perform sufficient work on the leaseholds so that the maximum amount it will owe the government is 50% of the approximately $8,150,000 as of September 30, 2008.

Zulu Energy Corp. & Subsidiaries
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
For the Period from August 11, 2005 (inception) to September 30, 2008

The Company is also obligated to spend Pula (“P”) 5,000,000 or approximately $736,500 US as of September 30, 2008 per lease over the term of the six extended leases (two years). If such expenditures do not occur then such amounts are payable to the government of Botswana. The Company believes that it will be able to perform the required work on the leases.

Note 11	Subsequent Event

Subsequent to September 30, 2008 the Company was granted an extension for 50% of its lease acreage in Botswana, consisting of six of the original leases for an additional two year period. See Note 5.

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

Overview

We are a development stage independent oil and gas company focused on the exploration and development of oil and gas resources. We were incorporated on May 6, 2005. In December 2007, we acquired nine Prospecting Licenses for the exploration of coal bed methane in the Republic of Botswana in Southern Africa through our acquisition of Nyati Botswana. Our business plan is focused on discovery and production of substantial commercial quantities of coalbed methane in the Pandamatenga area of Northeastern Botswana.

Facilities Strategy

In the event that the drilling program successfully identifies commercially viable gas reserves we intend to make substantial investments in plant, buildings and equipment required to transport the gas from well head to the processing facilities that will turn the gas into marketable products such as power, urea, methanol and diesel, including living requirements needed to support the employees and contractors in the field. So far our efforts in this area have been limited to hiring consultants to identify the potential markets. We believe that until we have discovered credible gas reserves and raised sufficient funds, it would be premature to spend our limited resources in this area. We intend to work with professional institutions and consultants such as Gustavson Associates, who compiled the first Nyati Botswana feasibility study, on our facilities strategy. We also have had discussions with the U.S. Technical Development Agency for production of a bankable development and marketing study.

Marketing Strategy

Our strategy is to tailor our investment in coal bed methane production in line with market demands. As with the facilities requirements, we intend that until the gas has flowed and funds have been raised, we will utilize consultants rather than hire staff. We used Gustavson Associates to advise on a marketing strategy and are working to identify the markets for the gas and gas products we anticipate discovering and to determine the necessary investment needed for gas monetization.

Operations Plan

Our Prospecting Licenses allowed us to explore for coalbed methane on land in the Pandamatenga area located in the northeast region of the Republic of Botswana on the southern African continent. We have previously granted overriding royalty interests in the land that is subject to the Prospecting Licenses equal to 10% in the aggregate. Our Prospecting Licenses expired on September 30, 2008. Subsequent to September 30, 2008, we were granted an extension of 50% of the lease acreage consisting of six of the original leases for an additional two year period.

Our goal is to discover and produce substantial commercial quantities of coalbed methane on the property under our Prospecting Licenses. No assurance can be given that commercial quantities of coalbed methane will be produced, if at all. The execution of our business plan will require additional capital which we do not now have on hand. The availability for such funding is also not assured.

Our business plan involves three phases. During the first phase we plan to drill approximately nine exploration wells to confirm the coal deposit, identify the absorption rates and gas content of the coal and identify production pilot locations. We had expected that this phase would last until the end of 2008 however, due to unanticipated equipment problems it is now expected that this phase will continue into the first quarter of 2009. The first phase has five of the nine exploration wells in progress. One of the wells has discovered a conventional natural gas discovery and has been capped until we have the necessary equipment on site to determine the extent of the natural gas find. A second well has discovered the presence of coalbed methane gas in the core samples. The remaining three wells drilling are still in progress.

Assuming we are successful in locating coalbed methane and raising the required capital, the second phase will likely involve the drilling of approximately 16 pre-collar test wells with the intent of identifying two pilot well sites to be used for demonstrating the production and viability of commercial volumes of coalbed methane. This phase will also likely include the dewatering of the coal and gas production and is expected to last approximately six months. The third phase will likely involve adding 48 more wells to the pilot wells drilled in the second phase, expanding our then existing well footprint and increasing production. We anticipate that phase three will also last approximately six months. Costs for the second and third phase are estimated at $40 million. The initiation and completion of each of the three contemplated phases will require us to raise sufficient capital. As further described below, on May 7, 2008, we raised $8 million in a private placement of shares of our common stock. At this time we have no commitments or agreements for the raising of capital.

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

Our future financial results will depend primarily on (1) our ability to discover and produce commercial quantities of coalbed methane or natural gas; (2) the market price for oil and gas; and (3) our ability to fully implement our exploration and development program with respect to these and other matters. We cannot assure that we will be successful in any of these activities or that the prices of oil and gas prevailing at the time of production will be at a level allowing for profitable production.

We have not entered into commodity swap arrangements or hedging transactions. Although we have no current plans to do so, we may enter into commodity swap and/or hedging transactions in the future in conjunction with oil and gas production. We have no off-balance sheet arrangements.

Liquidity and Capital Resources

As of September 30, 2008, we had $837,388 in available cash, $312,810 in prepaid expenses, $479,581 in accrued expenses and accounts payables and $26,432 in capitalized oil and gas properties. As of September 30, 2008 we had $17,947,000 in prospecting licenses which consists of the nine licenses in Botswana acquired from Swansi Holdings for consideration of $3,000,000 in cash and 15,000,000 common stock warrants, recorded at the fair value of $14,947,700. As of September 30, 2008 we had $5,955,239 in capitalized exploratory drilling costs which include the fair value of stock options granted totalling $3,360,200 granted to former employees whose employment supported our exploratory drilling operations.

Investment in fixed assets during the nine months ended September 30, 2008 was $112,885 compared to $298 during the nine months ended September 30, 2007.

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

Required Expenditures Concerning our Oil & Gas Properties

The Company had acquired nine leases in unproved oil and gas properties located in Botswana. Under the terms of the lease agreements the Company is required to pay its share of royalties and other obligations. The Company paid $7,579 and $7,996 for the lease years ended September 30, 2007 and 2006, respectively to the Government of Botswana under such lease agreements. Such leases expire in September 30, 2008.

Pursuant to such contracts, the Company was obligated to pay $5,684 on September 30, 2008 to maintain the leases. This amount does not contemplate funds required for exploration.

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
	Production and marketing
	Study

As of September 30, 2008 the Company has not expended the full amounts required during the lease periods. Under Botswana law, amounts that were to be spent on exploration are due to the government if not spent on exploration. As at September 30, 2008, based on Botswana law, the Company was not be able to renew 50% of the lease acreage and, accordingly, the financial statements reflect a liability of $4,076,528 (P 27,675,000 converted at $.1473) to the government of Botswana representing the aggregate minimum required prospecting expenditures over the three year lease term for the 50% acreage that was not renewed.

Subsequent to September 30, 2008 the Company was granted an extension for 50% of the lease acreage consisting of six of the original leases for an additional two year period. Pursuant to such contracts, the Company paid $3,239 subsequent to September 30, 2008 for the first year of the leases extension. This amount does not contemplate funds required for exploration.

Pursuant to the extended lease agreements the Company is required to expend the following amounts on each lease during the lease extension period. These amounts include any outstanding amounts under the terms of the original lease for the retained acreage and represent the Company’s full outstanding exploration commitment:

Lease		Amount
Period Ended	Description	in Pulas

9/30/09	Study of data, complete	2,000,000
	bore holes, desorption test,
	permeability studies, drill five
	pilot holes and undertake
	trial production and market
	studies, carry out a prefeasibility
	study

9/30/10	Drill 5 further pilot holes,	3,000,000
	full feasibility study, trial
	production and marketing,
	submit a mining license
	application

The Company has capitalized $26,432 spent since inception on license fees as oil and gas properties. The Company has also capitalized $5,955,239 during the nine months ended September 30, 2008 as exploratory drilling costs.

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

Following our earlier drilling success where we have found gas at two of our five wells drilled to date, we are pursuing additional financing to enable us to continue with our drilling program. We estimate that we will need working capital totaling approximately $40 million during the next two years to take us to the stage of identifying the gas deposits within our license concession and to the pre-commercialization phase of the field development. The funds will be used to evaluate both the conventional gas discovery as well as the coal bed methane discovery. We also intend to seek out potential joint venture partners that have the financial capability to provide funds for the drilling program and monetization of the gas discoveries, and have the capabilities to complement our drilling expertise with that of constructing and commissioning facilities.

We will require additional financing in order to complete our plan of operations for the next twelve months. There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms satisfactory to us. There can also be no assurance that we will be successful in identifying and reaching agreement with joint venture partners. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. We currently have no firm commitments for any additional capital.

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

Results of operations for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007.

Revenues. For the three and nine months ended September 30, 2008 and September 30, 2007 there were no revenues from operating or any other activities.

Operating Expenses.

For the three months ended September 30, 2008, operating expenses of $735,756 consisted primarily of professional fees of $240,014 and general and administrative expenses of $481,266 along with depreciation of $14,476. For the three months ended September 30, 2007, operating expenses of $33,288 consisted of general and administrative expenses.

For the nine months ended September 30, 2008, operating expenses of $4,103,504 consisted primarily of stock-based compensation expense of $2,556,605 and general and administrative expenses of $1,532,013 along with depreciation of $14,886. For the nine months ended September 30, 2007, operating expenses of $60,569 consisted of general and administrative expenses.

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

We believe that the “critical” accounting policies that we use in the preparation of our financial statements are as follows:

Going Concern

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s net loss from operations for the three and nine months ended September 30, 2008 totaled $724,588 and $4,092,336 and the net working capital deficit and total stockholders’ equity through September 30, 2008 totaled $4,909,531 and $19,118,055, respectively.

The Company’s ability to continue as a going concern will be dependent upon its ability to obtain sufficient financing to pay its existing creditors, cover its operating overhead, and fund oil and gas exploration and production projects. Other market factors such as the price of oil, gas and other natural resources upon extraction being at prices sufficient to generate profitable operations may impact the Company’s ability to continue as a going concern.

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

Changes in the liability for an asset retirement obligation due to the passage of time will be measured by applying an interest method of allocation. The amount will be recognized as an increase in the liability and an accretion expense in the statement of operations. Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset. As at September 30, 2008 the value of the oil and gas property’s site restoration costs is insignificant.

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

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and is depreciated on a straight line basis, commencing when the assets are put into use over the estimated useful lives of the assets as follows:

Property, Plant and Equipment	10 years
Office Equipment	3 years
Computer Hardware	3 years
Vehicles	5 years

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

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and related hedged items affect an entity’s operating results, financial position, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008. Early adoption is permitted. The Company is currently reviewing the provisions of FAS 161 and has not yet adopted the statement. However, as the provisions of FAS 161 are only related to disclosure of derivative and hedging activities, the Company does not believe the adoption of FAS 161 will have a material impact on its consolidated operating results, financial position, or cash flows.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets or FSP FAS 142-3. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the intangible asset. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is assessing the potential impact that the adoption of FSP FAS 142-3 may have on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles or SFAS No. 162. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe that implementation of this standard will have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. Management has determined that the adoption of FSP EITF 03-6-1 will not have an impact on the Financial Statements.

Item 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) and pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as at September 30, 2008. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of September 30, 2008 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO THE VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description

2.1	Stock Exchange Agreement and Plan of Reorganization among Zulu Energy Corp, Nyati Mauritius Limited and LMA Hughes LLLP dated December 19, 2007[1]

3.1	Articles of Incorporation[2]

3.2	Articles of Amendment[3]

3.3	Statement of Correction[3]

3.4	Form of Amended and Restated Articles of Incorporation5†

3.5	Amended and Restated Bylaws[6]

10.1	Stock Purchase Agreement between Zulu Energy Corp. and Swansi Holdings Corp. dated as of December 19, 2007[1]

10.2	Tax Indemnification Letter Agreement between Zulu Energy Corp. and LMA Hughes LLLP dated December 19, 2007[1]

10.3	Employment Agreement, dated effective March 1, 2008, by and between Zulu Energy Corp. and Keith Reeves[4]

10.4	Employment Agreement, dated effective May 15, 2008, by and between Zulu Energy Corp. and Mohamed Gova[9]

10.5	Form of Option Holder Letter Agreement[4]

10.6	Letter Agreement dated April 25, 2008 between Zulu Energy Corp. and Swansi Holdings Corp.[5]

10.7	Zulu Energy Corp. Amended and Restated 2008 Equity Incentive Plan10†

10.8	Form of Restricted Stock Agreement[6]

10.9	Form of Stock Option Agreement[6]

10.10	Form of Director Stock Option Agreement[10]

10.11	Form of Common Stock Purchase Warrant[7]

10.12	Form of Subscription Agreement[7]

10.13	Form of Registration Rights Agreement[7]

10.14	Sublease by and between Zulu Energy Corp. and Unifi Capital Partners, LLC, dated June 25, 2008[10]

10.15	Form of Commercial Lease by and between Zulu Energy Corp. and James W. Guercio, dated February 1, 2008[10]

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2007, File No. 000-52272.

2.	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the Commission on September 1, 2006, File No. 333-137076.

3.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 20, 2008, File No. 000-52272.

4.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 21, 2008, File No. 000-52272.

5.	Incorporated by reference to the Company’s Annual Report on Form 10-KSB/A filed with the Commission on April 29, 2008, File No. 000-52272.

6.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 2, 2008, File No. 000-52272.

7.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 9, 2008, File No. 000-52272.

8.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 28, 2008, File No. 000-52272.

9.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 10, 2008, File No. 000-52272.

10.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 19, 2008, File No. 000-52272.

*	Filed herewith.

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

ZULU ENERGY CORP.

Date: November 19, 2008	By:	/s/ Mohamed Gova
Mohamed Gova, President and Chief Executive Officer

Date: November 19, 2008	By:	/s/ Mohamed Gova
Mohamed Gova, Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer.

EHIBIT INDEX

Exhibit
Number	Description

2.1	Stock Exchange Agreement and Plan of Reorganization among Zulu Energy Corp, Nyati Mauritius Limited and LMA Hughes LLLP dated December 19, 2007[1]

3.1	Articles of Incorporation[2]

3.2	Articles of Amendment[3]

3.3	Statement of Correction[3]

3.4	Form of Amended and Restated Articles of Incorporation5†

3.5	Amended and Restated Bylaws[6]

10.1	Stock Purchase Agreement between Zulu Energy Corp. and Swansi Holdings Corp. dated as of December 19, 2007[1]

10.2	Tax Indemnification Letter Agreement between Zulu Energy Corp. and LMA Hughes LLLP dated December 19, 2007[1]

10.3	Employment Agreement, dated effective March 1, 2008, by and between Zulu Energy Corp. and Keith Reeves[4]

10.4	Employment Agreement, dated effective May 15, 2008, by and between Zulu Energy Corp. and Mohamed Gova[9]

10.5	Form of Option Holder Letter Agreement[4]

10.6	Letter Agreement dated April 25, 2008 between Zulu Energy Corp. and Swansi Holdings Corp.[5]

10.7	Zulu Energy Corp. Amended and Restated 2008 Equity Incentive Plan10†

10.8	Form of Restricted Stock Agreement[6]

10.9	Form of Stock Option Agreement[6]

10.10	Form of Director Stock Option Agreement[10]

10.11	Form of Common Stock Purchase Warrant[7]

10.12	Form of Subscription Agreement[7]

10.13	Form of Registration Rights Agreement[7]

10.14	Sublease by and between Zulu Energy Corp. and Unifi Capital Partners, LLC, dated June 25, 2008[10]

10.15	Form of Commercial Lease by and between Zulu Energy Corp. and James W. Guercio, dated February 1, 2008[10]

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002